Form 10-Q
period 2025-06-30
INFINITY NATURAL RESOURCES, INC.
filed 2025-08-12
CIK 2029118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Yes ☐ No ☒
The number of shares of the Registrant’s Class A common stock and Class B common stock outstanding as of August 8, 2025 was 15,237,500 and 45,638,889, respectively.

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
v

Part I - Financial Information
Item 1. Financial Statements
INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$6,282	$2,203
Accounts receivable:
Oil and natural gas sales, net	25,906	39,314
Joint interest and other, net	8,441	32,229
Prepaid expenses and other current assets	1,348	11,822
Commodity derivative assets, short term	8,340	—
Total current assets	$50,317	$85,568
Oil and natural gas properties, full cost method (including $91.8 million and $86.5 million as of June 30, 2025 and December 31, 2024, respectively excluded from amortization)	1,114,676	933,228
Midstream and other property and equipment	46,779	40,053
Less: Accumulated depreciation, depletion, and amortization	(197,997)	(153,233)
Property and equipment, net	$963,458	$820,048
Operating lease right-of-use assets, net	1,232	1,389
Deferred tax asset, net	604	—
Other assets	7,684	8,461
Commodity derivative assets, long-term	307	—
Total assets	$1,023,602	$915,466
Total Liabilities, Redeemable Interest and Stockholders’ Equity / Members’ Equity
Current liabilities:
Accounts payable	$57,645	$51,370
Royalties payable	23,625	23,129
Accrued liabilities	31,213	45,903
Current portion of long-term debt	63	101
Operating lease liabilities	173	247
Commodity derivative liabilities, short-term	7,147	12,596
Total current liabilities	$119,866	$133,346
Long-term Debt	34,378	259,406
Operating lease liabilities, net of current portion	1,059	1,142
Asset retirement obligations	3,250	2,988
Commodity derivative liabilities, long-term	8,726	10,342
Deferred tax liability, net	35	—
Total liabilities	$167,314	$407,224
Redeemable non-controlling interest	846,145	—
Stockholders’ equity / members’ equity
Members’ equity	—	508,242
Class A common stock—$0.01 par value; 400,000,000 shares authorized, 15,237,500 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	152	—
Class B common stock—$0.01 par value; 150,000,000 shares authorized, 45,638,889 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	456	—
Additional paid-in capital	44,392	—
Accumulated deficit	(34,857)	—
Total stockholders’ equity / members’ equity	10,143	508,242
Total liabilities, redeemable interest and stockholders’ equity / members’ equity	$1,023,602	$915,466
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Oil, natural gas, and natural gas liquids sales	$72,471	$70,067	$156,655	$119,906
Midstream activities	2,005	375	2,986	761
Total revenues	$74,476	$70,442	$159,641	$120,667
Operating expenses:
Gathering, processing, and transportation	14,515	12,072	26,585	22,528
Lease operating	6,294	6,602	13,728	13,890
Production and ad valorem taxes	3,071	522	3,703	881
Depreciation, depletion, and amortization	23,652	19,722	44,910	35,277
General and administrative (1)	5,265	3,450	137,015	5,578
Total operating expenses	$52,797	$42,368	$225,941	$78,154
Operating income (loss)	21,679	28,074	(66,300)	42,513
Other income (expense):
Interest, net	(1,360)	(4,398)	(4,427)	(8,971)
Gain (loss) on derivative instruments	52,121	403	14,903	(23,052)
Other expense	(1,075)	(9)	(1,138)	(476)
Net income (loss) before income tax expense (benefit)	71,365	24,070	(56,962)	10,014
Income tax expense (benefit)	(588)	—	(553)	—
Net income (loss)	$71,954	$24,070	$(56,409)	$10,014
Net income attributable to Infinity Natural Resources, LLC prior to the reorganization	—	—	9,914	—
Net income (loss) attributable to redeemable non-controlling interests	53,966	—	(49,742)	—
Net income (loss) attributable to Infinity Natural Resources, Inc.	$17,988	$—	$(16,581)	$—

Net income (loss) attributable to Infinity Natural Resources, Inc. per share of Class A common stock—basic and diluted	$1.18	$—	$(1.09)	$—
Weighted-average shares of Class A common stock outstanding—basic and diluted	15,237,500	—	15,237,500	—
(1) General and administrative expense includes a one-time share-based compensation expense of $126.1 million for the six months ended June 30, 2025, incurred in connection with the IPO.
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Non-controlling Interest and Stockholders’ (Deficit) Equity / Members’ Equity (Unaudited)
(amounts in thousands, except share amounts)

	INR Holdings Members' Equity	Class A		Class B		Additional Paid in Capital	Accumulated Deficit	Total	Redeemable Non-controlling Interest
Six Months Ended June 30, 2025		Shares	Amount	Shares	Amount

Balance as of December 31, 2024	$508,242	—	$—	—	$—	$—	$—	—	—
Net income prior to reorganization transactions	9,914	—	—	—	—	—	—	—	—
Effect of the reorganization transactions	(518,156)	—	—	45,638,889	456	—	—	456	517,700
Issuance of common stock in connection with initial public offering, net of underwriting discounts, commissions and other offering costs	—	15,237,500	152	—	—	198,204	—	198,356	76,911
Redeemable non-controlling interest	—	—	—	—	—	—	—	—	—
Share-based compensation expense subsequent to reorganization transactions	—	—	—	—	—	126,895	—	126,895	—
Net loss subsequent to reorganization transactions	—	—	—	—	—	—	(34,569)	(34,569)	(103,707)
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	—	—	(325,099)	(18,276)	(343,375)	343,375
Balance as of March 31, 2025	—	15,237,500	152	45,638,889	456	—	(52,845)	(52,237)	834,279
Share-based compensation expense	—	—	—	—	—	2,293	—	2,293	—
Net income	—	—	—	—	—	—	17,988	17,988	53,965
Adjustment of redeemable non-controlling interest to redemption value Q2	—	—	—	—	—	42,099	—	42,099	(42,099)
Balance as of June 30, 2025	$—	15,238	$152	45,639	$456	$44,392	$(34,857)	$10,143	$846,145

	INR Holdings Members' Equity	Class A		Class B		Additional Paid in Capital	Accumulated Deficit	Total	Redeemable Non-controlling Interest
Six Months Ended June 30, 2024		Shares	Amount	Shares	Amount

Balance as of December 31, 2023	$458,456	—	$—	—	$—	$—	$—	458,456	—
Contribution	500	—	—	—	—	—	—	500	—
Net loss	(14,056)	—	—	—	—	—	—	(14,056)	—
Balance as of March 31, 2024	444,900	—	—	—	—	—	—	444,900	—
Net Income	24,070	—	—	—	—	—	—	24,070	—
Balance as of June 30, 2024	$468,970	—	$—	—	$—	$—	$—	$468,970	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(56,409)	$10,014
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	44,892	35,277
Amortization of debt issuance costs	1,090	953
Share-based compensation expense	129,188	—
Loss (gain) on derivative instruments	(14,903)	23,052
Cash received (paid) on settlement of derivative instruments	(808)	15,301
Non-cash lease expense	163	78
Deferred income taxes	(569)	—
Changes in operating assets and liabilities:
Accounts receivable	37,196	3,572
Prepaid expenses and other assets	863	(172)
Accounts payable	11,443	1,090
Royalties payable	496	2,372
Accrued and other expenses	(2,941)	5,218
Other assets and liabilities	(5,070)	36
Net cash provided by operating activities	$144,631	$96,791
Cash flows from investing activities:
Additions to oil and gas properties	(188,271)	(104,870)
Acquisitions of oil and gas properties	—	—
Additions to midstream and other property and equipment	(6,275)	(3,501)
Net cash used in investing activities	$(194,546)	$(108,371)
Cash flows from financing activities:
Borrowings under revolving credit facility	82,000	56,500
Borrowings on notes payable	124	—
Payments on revolving credit facility	(307,000)	(40,000)
Proceeds from capital contributions	286,465	500
Payments of debt issuance costs	(645)	—
Payments of initial public offering costs	(6,760)	—
Payments on notes payable	(190)	(63)
Net cash provided by financing activities	$53,994	$16,937
Net increase in cash and cash equivalents	4,079	5,357
Cash and cash equivalents at beginning of period	2,203	1,504
Cash and cash equivalents at end of period	$6,282	$6,861
The accompanying notes are an integral part of these condensed consolidated financial statements

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 1 – Description of the Business and Basis of Presentation
Description of Business. Infinity Natural Resources, Inc., together with its subsidiaries (collectively referred to as “INR,” the “Company,” “we,” “our,” or “us,” unless the context otherwise indicates), was incorporated in the state of Delaware on May 15, 2024 in anticipation of a potential initial public offering and related reorganization transactions. The Company is an oil and natural gas exploration and production company engaged in the acquisition, exploration, and development of properties for the production of oil, natural gas, and natural gas liquids (“NGLs”) from underground reservoirs. Our operations are located in the Appalachian Basin in the northeastern United States.
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
Note 2 – Summary of Significant Accounting Policies
The selected significant accounting policies included below are policies that were adopted or modified during the six months ended June 30, 2025, as a result of the IPO or the adoption of new accounting policies. Refer to Note 2 – Summary of Significant Accounting Policies of our 2024 Form 10-K for the full list of our significant accounting policies.
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
Redeemable Non-controlling Interest. Redeemable non-controlling interests are presented within our unaudited condensed consolidated balance sheet as of June 30, 2025 as mezzanine equity as they are redeemable upon the occurrence of an event that is not solely within our control. The carrying amount of the redeemable non-controlling interest is equal to the greater of (1) the carrying value of the non-controlling interest adjusted each reporting period for income or loss attributable to the non-controlling interest or (2) the redemption value. Remeasurements to the redemption value of the redeemable non-controlling interest are recognized in additional paid-in capital within the unaudited condensed consolidated balance sheet as of June 30, 2025. The redemption amount is calculated based on the 5-day volume-weighted average closing price (“VWAP”) of Class A common stock at the end of each reporting period. The portion of the net income or loss attributable to redeemable non-controlling interest is reported as net income or loss attributable to redeemable non-controlling interests on our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2025.
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
Recently Issues Accounting Standards
Adoption of New Accounting Standards. In March 2024, the FASB issued ASU 2024-01, Compensation-Stock Compensation (Topic 718). This ASU illustrates how to apply the scope guidance to determine whether a profits interest award should be accounted for as a share-based payment arrangement under Accounting Standards Codification (“ASC”) 718 or another accounting standard. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2024. As of June 30, 2025, we adopted the provisions of this amendment in our condensed consolidated financial statements. See Note 11 – Share-based Compensation for further details.
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
Note 3 – Revenues
Under the Company's crude oil, natural gas, and NGLs sales contracts, the Company generally considers the delivery of each unit (Bbl or MMBtu) to be a separate performance obligation that is satisfied upon delivery. These contracts typically require payment within 25 days of the end of the calendar month in which the commodity is delivered. Virtually all of the Company’s contract pricing provisions are tied to a market index, with certain adjustments based on, among other factors, transportation costs to an active spot market and quality differentials.
The table below provides disaggregated information on the Company’s revenue within the consolidated statements of operations related to the sale of oil, natural gas, and NGLs as shown below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
(in thousands)
Oil revenues	$31,555	$48,684	$78,601	$75,825
Natural gas revenues	30,483	10,820	53,332	24,137
NGL revenues	10,433	10,563	24,722	19,944
Oil, natural gas, and natural gas liquids sales	$72,471	$70,067	$156,655	$119,906
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
For all commodity products, we record revenue in the month production is delivered to the purchaser. Settlement statements for crude oil are generally received within 30 days following the date that production volumes are delivered, but for natural gas and NGL sales, statements may not be received for 30 to 60 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At such time, the volumes delivered and sales prices can be reasonably estimated and amounts due from customers are accrued in Accounts receivable – oil and natural gas sales, net in the condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, such receivable balances were $25.9 million and $39.3 million, respectively.
Note 4 – Property, Plant, and Equipment
Oil and Natural Gas Properties
We utilize the full cost method of accounting for costs related to the exploration, development, and acquisition of oil and natural gas properties. Our capitalized costs of oil and natural gas properties and the related accumulated depreciation, depletion, and amortization as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024
(in thousands)
Oil and natural gas properties:
Proved properties	$1,022,891	$846,738
Unproved properties	91,785	86,490
Gross oil and natural gas properties	1,114,676	933,228
Less: accumulated depreciation, depletion, and amortization	(192,134)	(148,638)
Oil and natural gas properties, net	$922,542	$784,590
Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter which determines a limit, or ceiling, on the book value of proved oil and natural gas properties. When the book value is in excess of the ceiling value, an impairment is recognized. No impairment expense was recorded for the three and six months ended June 30, 2025 based on the results of the respective quarterly ceiling tests.
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
Capitalized costs of proved properties are computed on a units-of-production basis based on estimated proved reserves, whereby the depletion rate is determined by dividing the total unamortized cost base plus future development costs by estimated proved reserves on a net equivalent basis at the beginning of the period. The depletion rate is multiplied by total production for the period to compute depletion expense. The following table shows our depletion expense for the three and six months ended June 30, 2025 and 2024 related to oil and gas properties and average depletion rate per Boe:

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per Boe amounts)	2025	2024	2025	2024
Depletion of Proved Oil and Natural Gas Properties	22,920	19,143	43,497	34,192
Average Depletion Rate per Boe	7.60	8.11	8.13	7.97
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

	June 30, 2025	December 31, 2024
Midstream assets	$43,047	$36,880
Other property and equipment	3,732	3,173
Gross midstream and other property and equipment	46,779	40,053
Less: Accumulated depreciation	(5,863)	(4,595)
Total midstream and other property and equipment, net	$40,916	$35,458
The estimated useful lives of other property and equipment depreciated on a straight-line basis are as follows:

Midstream assets	5 – 25 years
Vehicles, leasehold improvements and computer software	3 – 5 years
Furniture, fixtures, and office equipment	3 – 10 years
The carrying value of long-lived assets that are not part of the Company’s full cost pool are evaluated for recoverability whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Should an impairment exist, the impairment loss would be measured as the amount that the asset’s carrying value exceeds its fair value. We did not recognize any impairment during the six months ended June 30, 2025 and 2024. Total depreciation expense for the three months ended June 30, 2025 and 2024 totaled approximately $0.7 million and $0.6 million, respectively. Total depreciation expense for the six months ended June 30, 2025 and 2024 totaled approximately $1.3 million and $1.1 million, respectively.
Note 5 – Accrued Liabilities
The Company’s accrued liabilities as of June 30, 2025 and December 31, 2024 consisted of the following amounts:

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	June 30, 2025	December 31, 2024
Accrued capital expenditures	20,414	27,234
Accrued general and administrative expenses	3,410	3,293
JIB advance deposits	3,413	6,188
Other accrued liabilities	3,976	9,188
Total accrued liabilities	$31,213	$45,903
Note 6 – Debt
On September 25, 2024, INR Holdings entered into a credit facility led by Citibank, N.A. (the “Credit Facility” and the credit agreement governing the Credit Facility, as amended, the “Credit Agreement”) with a syndicate of financial institutions with an initial aggregate elected commitment amount and initial borrowing base of $325,000,000. On March 31, 2025, the Company amended the Credit Agreement to, among other things, increase each of the aggregate elected commitment amount and borrowing base from $325,000,000 to $350,000,000. On May 29, 2025, the Company amended the Credit Agreement to, among other things, amend certain provisions relating to hedging requirements and restrictions in the Credit Agreement. The borrowing base is based on the net present value of our oil and gas properties and is subject to semi-annual redeterminations. The Credit Facility is guaranteed by INR Holdings’ subsidiaries and is secured by first priority security interests on substantially all of INR Holdings’ consolidated assets.
Borrowings under the Credit Facility may be base rate loans or Secured Overnight Financing Rate (“SOFR”) loans. Base rate loans bear interest at a rate per annum equal to the greater of: (i) the administrative agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; or (iii) the adjusted Term SOFR rate (as defined in the Credit Agreement), plus an additional basis point credit spread, plus an applicable margin ranging from 275 basis points to 375 basis points, depending on the percentage of the borrowing base utilized. SOFR loans bear interest at SOFR plus an applicable margin ranging from 275 basis points to 375 basis points, depending on the percentage of the borrowing base utilized, plus an additional basis point credit spread. We also pay a commitment fee on unused elected commitment amounts under the Credit Facility, which is also dependent on the percentage of the borrowing base utilized. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for SOFR loans. The Credit Facility matures in September 2028. As of June 30, 2025, the Company’s reserves supported a $350.0 million borrowing base of which $34.3 million was outstanding, leaving $315.7 million of unused capacity.
For the three months ended June 30, 2025 and 2024, total interest expense on the Credit Facility was $0.9 million and $4.0 million, respectively. For the six months ended June 30, 2025 and 2024, total interest expense on the Credit Facility was $3.5 million and $8.1 million, respectively. We did not capitalize any interest expense for the six months ended June 30, 2025 and 2024. For the six months ended June 30, 2025 and 2024, the Company’s weighted-average interest rate was 4.2% and 8.9%, respectively.
Debt issuance costs associated with the Credit Facility are capitalized and presented as other assets within the unaudited condensed consolidated balance sheets. Debt issuance costs are amortized using the straight-line method over the term of the related agreement. We capitalized an additional $0.8 of debt issuance costs related to the Credit Facility for the six months ended June 30, 2025. As of June 30, 2025 and December 31, 2024, capitalized debt issuance costs were approximately $7.6 million and $7.9 million, respectively. Amortization of debt issuance costs, which is included within interest expense in the condensed consolidated statements of operations, was approximately $0.6 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively, and $1.1 million and $1.1 million for the six months ended June 30, 2025 and 2024, respectively.
The Credit Facility also requires us to maintain compliance as of the end of each fiscal quarter with financial covenants consisting of a current ratio of not less than 1.0 to 1.0 and a leverage ratio no greater than 3.0 to 1.0, each of which is defined within the terms of the Credit Facility. We were in compliance with the covenants and financial ratios under the Credit Facility described above through the date these unaudited condensed consolidated financial statements were available to be issued.
Note 7 – Derivatives and Risk Management

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
We typically enter into over the counter (OTC) derivative contracts with financial institutions and regularly monitor the creditworthiness of all counterparties. Certain of our hedging arrangements are with counterparties that are also lenders (or affiliates of lenders) under our revolving credit facility. As of June 30, 2025 and December 31, 2024, we did not have any cash or letters of credit posted as collateral for our derivative financial instruments.
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
The following tables provide information about the Company’s derivative financial instruments. The tables present the notional amount, the weighted average contract prices and the fair values by expected maturity dates as of June 30, 2025.

	Volume	Weighted Average Price	Fair Value as of June 30, 2025
Oil	(in MBbls)	($ per Bbl)	(in thousands)
Fixed price swaps
2025	1,037	68.75	$6,210
2026	1,094	65.45	4,480
2027	62	65.19	229
2028	—	—	—
Total	2,193		$10,919

	Volume	Weighted Average Price	Fair Value as of June 30, 2025
Natural gas	(in MMBtu)	($ per MMBtu)	(in thousands)
Fixed price swaps
2025	17,629,000	3.63	$(171)
2026	49,676,000	3.91	(16,611)
2027	22,641,000	3.94	(4,501)
2028	1,357,000	4.27	(232)
Total	91,303,000		$(21,515)

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Volume	Basis Differential	Fair Value as of June 30, 2025
Natural gas	(in MMBtu)	($ per MMBtu)	(in thousands)
Basis swaps
2025	21,744,000	(1.24)	$246
2026	46,247,000	(1.00)	635
2027	19,044,000	(0.89)	1,783
2028	1,070,000	(0.83)	152
Total	88,105,000		$2,816

	Volume	Weighted Average Price	Fair Value as of June 30, 2025
Ethane	(in gallons)	($ per gallon)	(in thousands)
Fixed price swaps
2025	5,922,500	0.26	$164
2026	9,796,500	0.28	79
2027	708,000	0.30	1
2028	—	—	—
Total	16,427,000		$244

	Volume	Weighted Average Price	Fair Value as of June 30, 2025
Propane	(in gallons)	($ per gallon)	(in thousands)
Fixed price swaps
2025	11,535,500	0.74	$(79)
2026	22,030,500	0.72	85
2027	1,524,000	0.71	3
2028	—	—	—
Total	35,090,000		$9

	Volume	Weighted Average Price	Fair Value as of June 30, 2025
Isobutane	(in gallons)	($ per gallon)	(in thousands)
Fixed price swaps
2025	2,109,500	0.88	$(99)
2026	3,984,500	0.85	(87)
2027	276,000	0.83	(6)
2028	—	—	—
Total	6,370,000		$(192)

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Volume	Weighted Average Price	Fair Value as of June 30, 2025
Normal butane	(in gallons)	($ per gallon)	(in thousands)
Fixed price swaps
2025	3,402,000	0.84	$(100)
2026	6,525,000	0.83	4
2027	455,000	0.82	1
2028	—	—	—
Total	10,382,000		$(95)

	Volume	Weighted Average Price	Fair Value as of June 30, 2025
Pentane	(in gallons)	($ per gallon)	(in thousands)
Fixed price swaps
2025	1,755,000	1.39	$215
2026	2,790,500	1.38	352
2027	190,000	1.34	21
2028	—	—	—
Total	4,735,500		$588
Derivative assets and liabilities are presented below as gross assets and liabilities, without regard to master netting arrangements, which are considered in the presentation of derivative assets and liabilities in the accompanying balance sheets.
The following table summarizes the gross fair value of our derivative assets and liabilities and the effect of netting as of June 30, 2025 and December 31, 2024:

	June 30, 2025
Balance Sheet Classification	Gross Amounts	Netting Adjustment	Net Amounts Presented on Balance Sheet
(in thousands)
Assets
Commodity derivative assets, short-term	$17,660	$(9,320)	$8,340
Commodity derivative assets, long-term	6,323	(6,016)	307
Total assets	$23,983	$(15,336)	$8,647
Liabilities
Commodity derivative liabilities, short-term	$(16,468)	$9,321	$(7,147)
Commodity derivative liabilities, long-term	(14,741)	6,015	(8,726)
Total liabilities	$(31,209)	$15,336	$(15,873)

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	December 31, 2024
Balance Sheet Classification	Gross Amounts	Netting Adjustment	Net Amounts Presented on Balance Sheet
(in thousands)
Assets
Commodity derivative assets, short-term	$6,089	$(6,089)	$—
Commodity derivative assets, long-term	2,647	(2,647)	—
Total assets	$8,736	$(8,736)	$—
Liabilities
Commodity derivative liabilities, short-term	$(18,685)	$6,089	$(12,596)
Commodity derivative liabilities, long-term	(12,989)	2,647	(10,342)
Total liabilities	$(31,674)	$8,736	$(22,938)
Our total derivative gains and losses for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Realized gain (loss) on derivative instruments	$2,777	$2,038	$(808)	$15,301
Unrealized gain (loss) on derivative instruments	49,343	(1,635)	15,710	(38,353)
Total gain (loss) on derivative instruments	$52,121	$403	$14,903	$(23,052)
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

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
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

	June 30, 2025
	Level 1	Level 2	Level 3	Fair Value
(in thousands)
Assets
Fixed price swaps	$—	$11,760	$—	$11,760
Basis swaps	—	3,019	—	3,019
Liabilities
Fixed price swaps	—	(21,803)	—	(21,803)
Basis swaps	—	(203)	—	(203)
Total	$—	$(7,227)	$—	$(7,227)

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
(in thousands)
Assets
Fixed price swaps	$—	$4,012	$—	$4,012
Basis swaps	—	—	—	—
Liabilities
Fixed price swaps	—	(13,685)	—	(13,685)
Basis swaps	—	(13,263)	—	(13,263)
Total	$—	$(22,938)	$—	$(22,938)
Derivative assets and liabilities are categorized within the above fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. We have classified our derivative instruments into levels depending upon the data utilized to determine their fair values. The Company uses industry-standard models that consider various assumptions including current market and contractual prices for the underlying instruments, implied market volatility, time value, nonperformance risk, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument and can be supported by observable data. As such, we use Level 2 inputs to measure the fair value of commodity derivative contracts.
Note 9 – Income Taxes and Tax Receivable Agreement
The Company recorded income tax (benefit) of $(0.6) million and $(0.6) million for the three and six months ended June 30, 2025, respectively. No income tax expense (benefit) was recorded for the three and six months ended 2024.
In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon currently known facts and circumstances and applies that rate to its year-to-date earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur,

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes. The Company’s interim effective tax rate, inclusive of any discrete items, was 1.01% for the three and six months ended June 30, 2025. The Company’s effective income tax rate differs from the U.S. statutory rate primarily because the income attributable to the redeemable non-controlling interest is pass-through income not subject to U.S. federal income tax within the entities included in the Company’s condensed consolidated financial statements.
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
In connection with the IPO, the Company recorded a deferred tax asset of $16.8 million resulting from its purchase of INR Units in INR Holdings in the Corporate Reorganization as discussed Note 1 – Description of the Business and Basis of Presentation. The deferred tax asset results from the difference between the Company's outside basis in its investment in INR Holdings compared to its share of the net financial statement carrying value of the assets of INR Holdings. The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. Based on these factors, we determined that the deferred tax assets are not more likely than not to be recognized and recorded a valuation allowance of $16.8 million. The initial deferred tax asset of $16.8 million for the investment in INR Holdings and the related valuation allowance of $16.8 million are recorded against additional paid-in capital in the condensed consolidated statements of stockholders’ (deficit) equity and members’ equity. As the deferred tax asset net of valuation allowance amounted to zero, there were no significant impacts to additional paid-in capital on account of establishing deferred tax accounts at the Company in connection with the IPO.

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
Subsequent Event.On July 4, 2025, President Trump signed the One Big Beautiful Bill Act into law. The Company is evaluating the potential tax impacts of the One Big Beautiful Bill Act on the Company.
Note 10 – Stockholders' Equity / Members' Equity
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

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
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
Stockholders’ Equity
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
As of June 30, 2025, the Company’s equity structure consists of Class A common stock and Class B common stock. Each share of Class A common stock entitles its holder to one vote per share and the right to receive dividends and other distributions when, as, and if declared by our board of directors. Class A stockholders are also entitled to share in any assets remaining upon liquidation, after satisfaction of all debts and liabilities. Holders of Class A common stock do not have preemptive or conversion rights. The Class A common stock is economically entitled to the results of operations of the Company, through its ownership interest in INR Holdings.
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
As of June 30, 2025, the Company consolidates the financial results of INR Holdings in its unaudited condensed consolidated financial statements. The portion of net income and equity attributable to the INR Units held by the Legacy Owners is reported as a redeemable non-controlling interest within mezzanine equity in the unaudited condensed consolidated financial statements.
Note 11 – Share-based Compensation
INR Holdings Incentive Plan
In connection with the closing of the IPO, INR Holdings’ members elected to accelerate the vesting of certain Incentive Units. The Incentive Units were originally issued by INR Holdings and were accounted for under ASC 710. As a result of the acceleration, all unvested Incentive Units vested and were recapitalized into INR Units at a valuation of $20.00 per unit, which reflects the IPO price of the Company’s Class A common stock. This recapitalization resulted in the recognition of $126.1 million of non-recurring compensation expense for the three and six months ended June 30, 2025 and is recorded within the condensed consolidated statement of operations as a component of General and administrative.

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
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
Restricted Stock Units
In connection with the closing of IPO, the Company granted 162,500 RSUs to employees under the Plan. These RSUs vest in full after one year of continuous service. In March and April 2025, the Company granted an additional 311,991 RSUs to certain employees and non-employee directors under the Plan. The RSUs granted to employees generally vest ratably over a three-year service period, while the RSUs granted to non-employee directors vest in full on the earlier of (i) the one year anniversary and (ii) the Company's next annual stockholder meeting.
The grant-date fair value of each RSU is determined based on the closing stock price of the Company’s Class A common stock on the grant date. Share-based compensation expense related to RSUs is recognized on a straight-line basis over the requisite service period, which corresponds to the vesting terms of the respective awards. We account for forfeitures as they occur. The following table summarizes the RSU activity for the six months ended June 30, 2025:

	RSUs	Weighted-average grant date fair value

Unvested as of beginning of period	—
Granted	475,472	$18.19
Vested	—
Canceled/Forfeited	(5,982)	$18.39
Unvested as of end of period	469,490	$18.18
The RSUs are entitled to Dividend Equivalent Rights (as defined in the Plan) on unvested RSUs, which are payable only if the underlying RSUs vest. The Company recognized compensation expense for RSUs of $1.5 million and $2.1 million for the three and six months ended June 30, 2025, respectively.
As of June 30, 2025, unrecognized compensation expense related to unvested RSU awards was $6.5 million, which is expected to be recognized over a weighted-average remaining service period of 1.20 years.
Performance Stock Units
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

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

2025
Expected volatility	40.00%
Risk-free rate	4.04%
Expected dividend yield	—%
Correlation with peer group range	45.00% - 68.00%
The fair value was determined on the grant date and will not be remeasured. Compensation expense for the PSUs is recognized on a straight-line basis over the requisite service period, which begins on the grant date and ends on the certification date. Expense is recognized regardless of whether the market conditions are ultimately achieved, provided the service condition is satisfied. The Company accounts for forfeitures as they occur. The PSUs are entitled to Dividend Equivalent Rights (as defined in the Plan) on unvested PSUs, which are payable only if the underlying PSUs vest. The following table summarizes the PSU activity for the three and six months ended June 30, 2025:

	PSUs	Weighted-average grant date fair value

Unvested as of beginning of period	—
Granted	455,601	$22.20
Vested	—
Canceled/Forfeited	—
Unvested as of end of period	455,601	$22.20
The Company recognized compensation expense for PSUs of $0.9 million and $1.0 million for the three and six months ended June 30, 2025, respectively.
As of June 30, 2025, unrecognized compensation expense related to unvested PSU awards was $9.0 million, which is expected to be recognized over a weighted-average remaining service period of 2.6 years.
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
The following table summarizes the calculation of weighted average shares of Class A common stock outstanding used in the computation of diluted loss per share:

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
(in thousands, except per share amounts)
Net loss attributable to Infinity Natural Resources, Inc.	$17,988	$(16,581)

Weighted average number of Class A common stock outstanding:
Basic	15,237,500	15,237,500
Effect of dilutive securities:
INR Units	—	—
RSUs	—	—
PSUs	—	—
Diluted	15,237,500	15,237,500

Net loss attributable to Infinity Natural Resources, Inc. per share of Class A common stock
Basic	$1.18	$(1.09)
Diluted	$1.18	$(1.09)
The calculation of diluted net loss per share for the six months ended June 30, 2025 excludes (i) the exchange of INR Units (and the cancellation of an equal number of shares of Class B common stock) to Class A common stock and (ii) 474,491 and 455,601 unvested RSUs and PSUs, respectively, because their inclusion in the calculation would be anti-dilutive.
Note 13 – Supplemental Cash Flow Information
The following table provides additional information concerning non-cash activities and cash paid for interest, net of amounts capitalized, for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
	2025	2024
Supplemental disclosure of non-cash transactions:
Right-of-use assets and lease liabilities	6	322
Additions of asset retirement obligations	114	43
Revisions of asset retirement obligations	20	—
Deferred offering costs included in accounts payable and accrued liabilities	—	3,110
Additions to oil and natural gas properties included in accounts payable and accrued liabilities	24,262	16,371
Additions to other property and equipment included in accounts payable	1,090	235
Supplemental disclosure of cash flow information
Interest paid	$2,870	$7,965
Note 14 – Commitments and Contingencies
Drilling Rig Service Commitments. We entered into a third amendment to our September 2023 drilling contract with Patterson-UTI Energy, Inc. (“Patterson”) in January 2025 to drill eight (8) horizontal lateral wells.  The Company has drilled five (5) well as of June 30, 2025 associated with this contract. In the event that we elected to not drill the remaining three (3) wells under that amendment, the Company would have a minimum payment of $0.9 million.

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
We entered into an additional drilling contract with Patterson for a separate drilling rig in January 2025 to drill four (4) horizontal lateral wells, which was satisfied as of as of June 30, 2025.
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
Note 15 – Segment Information
The Company has one reportable segment, which is engaged in the acquisition, exploration, development and production of crude oil and natural gas in the United States. All of our oil and natural gas sales come from customers in the United States. The segment’s revenues are primarily derived from our interests in the sales of crude oil and natural gas production. The Company’s chief operating decision maker (“CODM”) is our chief executive officer, who manages the Company’s business activities as a single operating and reporting segment.
The accounting policies of the one reportable segment are the same as those described in the summary of significant accounting policies. The CODM uses net income, as reported in our statement of operations, to measure segment profit or loss, assess performance, and make strategic capital resources allocations. The measure of segment assets is reported on our balance sheet as total assets. The significant expense categories regularly provided to the CODM are the expenses as noted on the face of the statements of operations. See our Condensed Consolidated Statement of Operations.

Note 16 –Subsequent Events
The Company has evaluated subsequent events that occurred subsequent to June 30, 2025 in the preparation of its unaudited condensed consolidated financial statements.

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
Overview
We are a growth oriented independent energy company focused on the acquisition, development, and production of hydrocarbons in the Appalachian Basin. We are focused on creating shareholder value through the identification and disciplined development of low-risk, highly economic oil and natural gas assets while maintaining a strong and flexible balance sheet. We are an early mover into the core of the Utica Shale’s volatile oil window in eastern Ohio as well as the emerging dry gas Utica Shale in southwestern Pennsylvania. Our Marcellus Shale development overlays our deep dry gas Utica assets in Pennsylvania, providing highly economic stacked development inventory that leverages the same company-owned midstream infrastructure. We have amassed approximately 95,000 net surface acres with exposure to the core of these plays providing us a unique and balanced portfolio of high-return oil and natural gas drilling locations. This balance allows us to optimize our development plan across our portfolio to capitalize on changes in commodity pricing over time.
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
Concerns of global economic growth, inflation, OPEC+’s recent decisions to increase production and resulting increases in global oil and natural gas supply levels and the potential for a global trade war resulted in oil price deterioration throughout 2024 and 2025. Oil prices have continued to be volatile and have been influenced by geopolitical tensions and trade policies as well as global economic slowdowns resulting in more downward pressure of prices at the end of the first quarter and beginning of the second quarter of 2025, though oil prices have moderately recovered from their lows in May. Natural gas prices remained low for the majority of 2024 driven by an over-supply due to mild winter weather, liquefied natural gas project delays and higher than expected natural gas production, but prices have improved during 2025 relative to 2024 though they remain volatile.
The oil and gas industry is cyclical and commodity prices are highly volatile. During the period from January 1, 2025 through June 30, 2025, spot prices for NYMEX WTI crude oil ranged from $60.92 per Bbl to $75.25 per Bbl, while the range for NYMEX Henry Hub natural gas spot prices was between $3.17 per MMBtu and $3.95 per MMBtu. We expect that the commodity market will continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. We use a derivative portfolio and firm sales contracts to mitigate the risks of price volatility.
The following table highlights the quarterly average price trends for NYMEX WTI spot prices for crude oil and NYMEX Henry Hub index price for natural gas since the first quarter of 2024:

	2024				2025
	Q1	Q2	Q3	Q4	Q1	Q2
Oil (per Bbl)	$77.56	$81.72	$76.24	$70.73	$71.84	$64.63
Gas (per MMBtu)	$2.25	$1.89	$2.15	$2.79	$3.65	$3.44

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
Public Company Expenses. We have incurred and expect to continue to incur direct, incremental G&A expenses as a result of being a public company, including costs associated with compliance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"), tax compliance, PCAOB support fees, the Sarbanes-Oxley Act compliance costs, investor relations activities, listing fees, registrar and transfer agent fees, stock-based compensation, incremental director and officer liability insurance costs, and independent director compensation. We estimate these direct, incremental G&A expenses could total approximately $4 million to $6 million per year, which are not included in our historical results of operations.
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
Interest Expense. In connection with the IPO, we materially reduced our indebtedness through the repayment of substantially all of our outstanding borrowings under the Credit Facility with net proceeds of the IPO. As a result, we received an immediate reduction in cash interest expense.
Income Taxes. Our predecessor, INR Holdings, was organized as a limited liability company not subject to federal income taxes. Accordingly, no provision for federal income taxes has been provided for in our historical results of operations for periods prior to the Corporate Reorganization and IPO because taxable income was passed through to our members.
Non-Cash Compensation Expense. In connection with the closing of the IPO, all outstanding incentive units of INR Holdings vested. Consequently, INR Holdings recognized $126.1 million of non-recurring, non-cash stock compensation expense related to these awards, in accordance with the guidance provided by ASC 710.

Results of Operations
For the Three Months Ended June 30, 2025, Compared to the Three Months Ended June 30, 2024
The following table provides the components of our net revenues and net production for the periods indicated, as well as each period’s average prices (before and after the effects of derivatives) and average daily production volumes:

	For the Three Months Ended June 30,		Increase / (Decrease)
	2025	2024	$	%
Net revenues (in thousands):
Oil sales	$31,555	$48,684	($17,129)	(35)%
Natural gas sales	$30,483	$10,820	$19,663	182%
Natural gas liquids sales	$10,433	$10,563	($130)	(1)%
Oil, natural gas, and natural gas liquids sales	$72,471	$70,067	$2,404	3%

Average sales prices:
Oil price (per Bbl)	$56.45	$71.91	($15.46)	(21)%
Effects of derivative settlements on average price (per Bbl)	$8.55	($5.38)	$13.93	259%
Oil price including the effects of derivatives (per Bbl)	$65.00	$66.53	($1.53)	(2)%

Wtd. Average NYMEX WTI price for oil (per Bbl) (2)	$64.47	$81.46	($16.99)	(21)%
Oil differential to NYMEX	($8.02)	($9.55)	$1.53	16%

Natural gas price (per Mcf)	$2.67	$1.46	$1.21	83%
Effects of derivative settlements on average price (per Mcf)	($0.14)	$0.37	($0.51)	(138)%
Natural gas price including the effects of derivatives (per Mcf)	$2.53	$1.83	$0.70	38%

Wtd. Average NYMEX Henry Hub price for natural gas (per MMBtu)(2)	$3.45	$1.90	$1.55	82%
Natural gas differential to NYMEX	($0.78)	($0.44)	($0.34)	(77)%

NGL price excluding GP&T (per Bbl)	$18.93	$23.58	($4.65)	(20)%
Effects of derivative settlements on average price (per Bbl)	($0.71)	$3.75	($4.46)	(119)%
NGL price including the effects of derivatives (per Bbl)	$18.22	$27.33	($9.11)	(33)%

Net production
Oil (MBbls)	559	677	(118)	(17)%
Natural gas (MMcf)	11,420	7,407	4,013	54%
NGL (Bbls)	551	448	103	23%
Net production (MBoe)(1)	3,013	2,360	653	28%

Average daily net production
Oil (Bbls/d)	6,143	7,440	(1,297)	(17)%
Natural gas (Mcf/d)	125,495	81,341	44,154	54%
NGLs (Bbls/d)	6,055	4,923	1,132	23%
Average daily net production (Boe/d)(1)	33,114	25,934	7,180	28%
_____________
(1)Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

(2)Based on Netherland, Sewell and Associates Inc. found at https://netherlandsewell.com/resources/pricing-data/ and U.S. Energy Information Administration (“EIA”) commodity pricing. Weighted average is based on INR’s production in a given month during the course of the calendar year.
Revenues
Oil, natural gas, and NGL sales. Total oil, natural gas and NGL net revenues for the three months ended June 30, 2025 increased by $2.4 million, or 3%, compared to the three months ended June 30, 2024. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Net production volumes for oil decreased 17%, natural gas volumes increased 54% and NGL volumes increased 23% between periods for the three months ended June 30, 2025 and 2024. The increase in natural gas volumes is predominantly related to the five wells coming online in the first quarter of 2025 in the Marcellus Shale in Pennsylvania as well as the contribution from one additional well placed online in Ohio during 2025. The decrease in oil volumes between periods was due primarily to the normal production decline across existing wells as well as the timing of wells placed online during 2024. The combination of a full quarter of production from the wells placed into production in late 2024 and new wells placed into production in the first quarter of 2025 contributed to the overall increase of 7.2 Mboe/d, or 28%, in production relative to the prior period.

Average realized sales prices for oil and NGLs decreased 21% and 20%, respectively, during the period while average realized natural gas prices increased 83% for the three months ended June 30, 2025 compared to the prior period. The 21% decrease in the average realized oil price was mainly driven by lower NYMEX WTI oil prices during the period. The average realized natural gas price increased 83% due to 82% higher average NYMEX gas prices between periods. The 20% decrease in average realized NGL prices between periods was primarily attributable to an increase in ethane recovery resulting in a blended lower price realized relative to the prior period.
Operating Expenses

	For the Three Months Ended June 30,		Change
	2025	2024	Amount	Percent
(in thousands)
Gathering, processing, and transportation	$14,515	$12,072	$2,443	20%
Lease operating	6,294	6,602	(308)	(5)%
Production and ad valorem taxes	3,071	522	2,549	488%
Depreciation, depletion and amortization	23,652	19,722	3,930	20%
General and administrative (excluding share-based compensation)	5,265	3,450	1,815	53%
Total operating expenses	$52,797	$42,368	$10,429	25%

($ per Boe)
Gathering, processing, and transportation	$4.82	$5.12	$(0.30)	(6)%
Lease operating	2.09	2.80	(0.71)	(25)%
Production and ad valorem taxes	1.02	0.22	0.80	361%
Depreciation, depletion and amortization	7.85	8.36	(0.51)	(6)%
General and administrative	1.75	1.46	0.29	20%
Total operating expenses	$17.52	$17.95	$(0.43)	(2)%
Gathering, processing, and transportation. GP&T for the three months ended June 30, 2025, increased $2.4 million compared to the three months ended June 30, 2024. This increase is attributed to additional wells brought online in Ohio between periods. GP&T per Boe was $4.82 for the three months ended June 30, 2025, which represents a decrease of $0.30 per Boe, or 6%, from the prior period. The per unit decrease was attributable to improved weighted average costs associated with various midstream systems in Ohio and increased development of our natural gas weighted areas within Pennsylvania.

Lease operating expenses. LOE for the three months ended June 30, 2025, decreased $0.3 million compared to the prior period. LOE per Boe was $2.09 for the three months ended June 30, 2025, which represents a decrease of $0.71 per Boe, or 25%, from the prior period. This decrease in LOE was primarily related to lower fixed and semi-variable well costs, such as water disposal, equipment rentals, repair work, wellhead chemicals, labor and electricity, associated with a higher well count from new producing wells drilled or acquired.
Production and ad valorem taxes. Production and ad valorem taxes for the three months ended June 30, 2025, increased $2.5 million compared to the prior period. Production taxes in Ohio are based on our production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of our proved developed oil and gas properties and vary across the different counties in which we operate. Production taxes in Pennsylvania are assessed on producing wells by imposing an impact fee determined based on the market price for natural gas, which commences on the date the well is initially spud and continues for a period of 15 years.
Depreciation, Depletion and Amortization. For the three months ended June 30, 2025, DD&A expense was $23.7 million, an increase of $3.9 million over the prior period. The primary factor contributing to higher DD&A expense in 2025 was the increase in our overall production volumes between periods, which increased DD&A expense by $5.1 million, while our average DD&A rate of $7.60 per Boe decreased total DD&A expense by $1.2 million between periods. Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, impairments, as well as changes in proved developed and proved undeveloped reserves.

General and Administrative Expenses. G&A expenses for the three months ended June 30, 2025 were $5.3 million compared to $3.5 million for the prior period. This increase was primarily related to increased expenses associated with stock compensation, which totaled $2.3 million during the period and higher public company expenses.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying each of our hedge contracts outstanding; and (ii) monthly cash settlements on any closed out hedge positions during the period.
The following table presents gains and losses on our derivative instruments for the periods indicated:

	Three Months Ended June 30,
	2025	2024
(in thousands)
Realized cash settlement gains (losses)	$2,777	$2,038
Non-cash mark-to-market derivative gain (losses)	49,343	(1,635)
Total	$52,120	$403

For the Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024
The following table provides the components of our net revenues and net production for the periods indicated, as well as each period’s average prices (before and after the effects of derivatives) and average daily production volumes:

	For the Six Months Ended June 30,		Increase / (Decrease)
	2025	2024	$	%
Net revenues (in thousands):
Oil sales	$78,601	$75,825	$2,776	4%
Natural gas sales	$53,332	$24,137	$29,195	121%
Natural gas liquids sales	$24,722	$19,944	$4,778	24%
Oil, natural gas, and natural gas liquids sales	$156,655	$119,906	$36,749	31%

Average sales prices:
Oil price (per Bbl)	$60.42	$70.62	($10.20)	(14%)
Effects of derivative settlements on average price (per Bbl)	$4.41	($3.06)	$7.47	244%
Oil price including the effects of derivatives (per Bbl)	$64.83	$67.56	($2.73)	(4%)

Wtd. Average NYMEX WTI price for oil (per Bbl)(2)	$68.74	$79.91	($11.17)	(14%)
Oil differential to NYMEX	($8.32)	($9.29)	$0.97	10%

Natural gas price (per Mcf)	$2.97	$1.69	$1.28	76%
Effects of derivative settlements on average price (per Mcf)	($0.17)	$0.49	($0.66)	(135%)
Natural gas price including the effects of derivatives (per Mcf)	$2.80	$2.18	$0.62	28%

Wtd. Average NYMEX Henry Hub price for natural gas (per MMBtu)(2)	$3.52	$2.09	$1.43	68%
Natural gas differential to NYMEX	($0.55)	($0.41)	($0.14)	(34)%

NGL price excluding GP&T (per Bbl)	$22.25	$24.08	($1.83)	(8)%
Effects of derivative settlements on average price (per Bbl)	($0.29)	$12.56	($12.85)	(102%)
NGL price including the effects of derivatives (per Bbl)	$21.96	$36.64	($14.68)	(40%)

Net production(1)
Oil (MBbls)	1,301	1,074	227	21%
Natural gas (MMcf)	17,939	14,299	3,640	25%
NGL (Bbls)	1,111	828	283	34%
Net production (MBoe)(2)	5,402	4,285	1,117	26%

Average daily net production(1)
Oil (Bbls/d)	7,188	5,900	1,288	22%
Natural gas (Mcf/d)	99,110	78,564	20,546	26%
NGLs (Bbls/d)	6,138	4,551	1,587	35%
Average daily net production (Boe/d)(2)	29,844	23,545	6,299	27%
_____________
(1)Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.
(2)Based on Netherland, Sewell and Associates Inc. (“NSAI”) found at https://netherlandsewell.com/resources/pricing-data/ and EIA commodity pricing. Weighted average is based on INR’s production in a given month during the course of the calendar year.

Revenues
Oil, natural gas, and NGL sales. Total oil, natural gas and NGL net revenues for the six months ended June 30, 2025 increased by $36.7 million, or 31%, compared to the six months ended June 30, 2024. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.

Net production volumes for oil, natural gas and NGLs increased 21%, 25% and 34%, respectively, between periods. The oil, natural gas and NGL production volume increase resulted from placing twelve (12) wells on production across our oil weighted assets in the Ohio Utica’s Volatile Oil Window and our natural gas weighted assets in the Marcellus Shale in Pennsylvania during 2024 and 2025. The addition of these wells contributed to the overall increase of 6.3 Mboe/d, or 27%, in production relative to the prior period.

Average realized sales prices for natural gas increased 76% during the period due to 68% higher average NYMEX gas prices between periods and lower natural gas differentials. Oil prices decreased 14%, driven by lower NYMEX WTI oil prices during the period . NGL prices decreased 8% between periods primarily attributable to lower Mont Belvieu spot prices for plant products in 2025 compared to 2024 and changes in product composition between periods.
Operating Expenses

	For the Six Months Ended June 30,		Change
	2025	2024	Amount	Percent
(in thousands)
Gathering, processing, and transportation	$26,585	$22,528	$4,057	18%
Lease operating	13,728	13,890	(162)	(1)%
Production and ad valorem taxes	3,703	881	2,822	320%
Depreciation, depletion and amortization	44,910	35,277	9,633	27%
General and administrative (excluding share-based compensation)	137,015	5,578	131,437	2356%
Total operating expenses	$225,941	$78,154	$147,787	189%

($ per Boe)
Gathering, processing, and transportation	$4.92	$5.26	$(0.34)	(6%)
Lease operating	2.54	3.24	(0.70)	(22%)
Production and ad valorem taxes	0.69	0.21	0.48	229%
Depreciation, depletion and amortization	8.31	8.23	0.08	1%
General and administrative	25.36	1.30	24.06	1851%
Total operating expenses	$41.83	$18.24	$23.59	129%
Gathering, processing, and transportation. GP&T for the six months ended June 30, 2025, increased $4.1 million compared to the six months ended June 30, 2024. This increase is attributed to additional wells brought online in Ohio between periods. GP&T per Boe was $4.92 for the six months ended June 30, 2025, which represents a decrease of $0.34 per Boe, or 6%, from the prior period. The per unit decrease was attributable to improved weighted average costs associated with various midstream systems in Ohio offset partially by lower volumes on INR's owned gathering system in Pennsylvania.
Lease operating. LOE for the six months ended June 30, 2025, increased $(0.2) million compared to the prior period. LOE per Boe was $2.54 for the six months ended June 30, 2025, which represents a decrease of $0.70 per Boe, or 22%, from the prior period. This decrease in LOE was primarily related to a combination of (a) lower fixed and semi-variable well costs, such as water disposal, equipment rentals, repair work, wellhead chemicals, labor and electricity, associated with a higher well count from new producing wells drilled or acquired and (b) higher volumes driven by our Pennsylvania Marcellus development.
Production and ad valorem taxes. Production and ad valorem taxes for the six months ended June 30, 2025, increased $2.8 million compared to the prior period. Production taxes in Ohio are based on our production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of our proved developed oil and gas properties and vary across the different counties in which we operate. Production taxes in Pennsylvania are assessed on producing wells by imposing an impact fee determined based on the market price for natural gas, which commences on the date the well is initially spud and continues for a period of 15 years.
Depreciation, Depletion and Amortization. For the six months ended June 30, 2025, DD&A expense was $44.9 million, an increase of $9.6 million over the prior period. The primary factor contributing to higher DD&A expense in 2025 was the increase in our overall production volumes between periods, which increased DD&A expense by $9.3 million, while our higher average DD&A rate of $8.13 per Boe increased total DD&A expense by $0.6 million between periods. Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, impairments, as well as changes in proved developed and proved undeveloped reserves.

General and Administrative Expenses. G&A expenses for the six months ended June 30, 2025 were $137.0 million compared to $5.6 million for the prior period. This increase was primarily due to expenses associated with a public company and a one-time stock compensation expense of $126.1 million incurred in connection with the IPO. We also had higher payroll and employee-related costs due to higher headcount associated with the growth of the business.
Net Gain (Loss) on Derivative Instruments. The following table presents gains and losses on our derivative instruments for the periods indicated:

	Six Months Ended June 30,
	2025	2024
(in thousands)
Realized cash settlement gains (losses)	$(808)	$15,301
Non-cash mark-to-market derivative gain (losses)	15,710	(38,353)
Total	$14,902	$(23,052)
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
We continually evaluate our capital needs and compare them to our capital resources. Our total capital expenditures incurred for development during the three and six months ended June 30, 2025 were $80.6 million and $168.9 million, respectively. For the three months ended June 30, 2025, we incurred $70.4 million in drilling and completion activities, $2.7 million associated with midstream activities and $7.5 million related to land activities. During the six months ended June 30, 2025, we incurred $148.5 million in drilling and completion activities, $6.2 million associated with midstream activities and $14.2 million related to land activities. We funded our capital expenditures for the three and six months ended June 30, 2025 from cash flows from operations and borrowings incurred under the Credit Facility. We expect to fund our 2025 capital expenditures budget through a combination of cash flows from operations and additional borrowings under the Credit Facility. Our ability to utilize cash flows from operations to fund our development program is driven by our oil and gas production, current commodity prices and our commodity hedge positions in place.
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
The following summarizes our cash flow activity for the periods indicated:

	Six Months Ended June 30,
	2025	2024
(in thousands)
Net cash provided by operating activities	$144,631	$96,791
Net cash used in investing activities	(194,546)	(108,371)
Net cash provided by financing activities	53,994	16,937
Net increase in cash and cash equivalents	$4,079	$5,357
Analysis of Cash Flow Changes Between the Six Months Ended June 30, 2025 and 2024
Operating activities
For the six months ended June 30, 2025, we generated $144.6 million of cash from operating activities, an increase of $47.8 million from the prior period. Cash provided by operating activities increased primarily due to higher production volumes and higher realized prices for natural gas and associated revenues as compared to the prior period. These factors were partially offset by higher operating expenses during the six months ended June 30, 2025 as compared to the prior period. Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and on fluctuations in our operating costs between periods.
Investing activities
For the six months ended June 30, 2025, we spent $188.3 million on capital expenditures in connection with our drilling and completion activities. We also spent $6.2 million on other property and equipment largely related to midstream activities.

For the six months ended June 30, 2024, we spent $104.9 million on capital expenditures in connection with our drilling and completion activities. We also spent $3.5 million on other property and equipment.
Financing activities

For the six months ended June 30, 2025, the change in financing activity was primarily related to the IPO which generated net proceeds of $286.5 million. We used funds from the IPO, along with cash from operating activities to pay down borrowings under the Credit Facility of $307.0 million since the beginning of the year. We have also made borrowings under the Credit Facility of $82.0 million during the period. We also paid approximately $6.8 million of other costs associated with the IPO.

For the six months ended June 30, 2024, the change in financing activity was primarily related to borrowing $56.5 million under our prior credit facility and repaying $40.0 million of borrowings.
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
See Note 7 – Derivatives and Risk Management for more information on our derivative activities.
Changes in the fair value of derivative contracts from December 31, 2024 to June 30, 2025, are presented below:

(in thousands)	Commodity Derivative Liability
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2024	$(22,938)
Commodity hedge contract settlement payments, net of any receipts	808
Cash and non-cash mark-to-market gains on commodity hedge contracts (1)	14,903
Net fair value of oil and gas derivative contracts outstanding as of June 30, 2025	$(7,227)
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
Borrowings under the Credit Facility may be base rate loans or Secured Overnight Financing Rate (“SOFR”) loans. Base rate loans bear interest at a rate per annum equal to the greater of: (i) the administrative agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; or (iii) the adjusted Term SOFR rate (as defined in the Credit Agreement), plus an additional basis point credit spread, plus an applicable margin ranging from 275 basis points to 375 basis points, depending on the percentage of the borrowing base utilized. SOFR loans bear interest at SOFR plus an applicable margin ranging from 275 basis points to 375 basis points, depending on the percentage of the borrowing base utilized, plus an additional basis point credit spread. We also pay a commitment fee on unused elected commitment amounts under the Credit Facility, which is also dependent on the percentage of the borrowing base utilized. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for SOFR loans. The Credit Facility matures in September 2028. On March 31, 2025, the Company amended the Credit Agreement to, among other things, increase each of the aggregate elected commitment amount and borrowing base from $325,000,000 to $350,000,000. On May 29, 2025, the Company amended the Credit Agreement to, among other things, amend certain provisions relating to hedging requirements and restrictions in the Credit Agreement. As of June 30, 2025, the Company’s reserves supported a $350.0 million borrowing base of which $34.4 million was outstanding, leaving $315.6 million of unused capacity.

For the six months ended June 30, 2025 and 2024, total interest expense on the Credit Facility was $3.5 million and $8.1 million, respectively. We did not capitalize any interest expense for the six months ended June 30, 2025 and 2024. For the six months ended June 30, 2025 and 2024, the Company’s weighted-average interest rate was 4.2% and 8.9%, respectively.
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
Based on our production for the three months ended June 30, 2024, our oil, natural gas and NGL sales for the three months ended June 30, 2024 would have moved up or down $4.9 million for each 10% change in oil prices per Bbl, $1.1 million for each 10% change in gas prices per Mcf, and $1.1 million for each 10% change in NGL prices per Bbl. Based on our production for the three months ended June 30, 2025, our oil, natural gas and NGL sales for the three months ended June 30, 2025 would have moved up or down $3.2 million for each 10% change in oil prices per Bbl, $3.0 million for each 10% change in gas prices per Mcf, and $1.0 million for each 10% change in NGL prices per Bbl.
Based on our production for the six months ended June 30, 2024, our oil, natural gas and NGL sales for the six months ended June 30, 2024 would have moved up or down $7.6 million for each 10% change in oil prices per Bbl, $2.4 million for each 10% change in gas prices per Mcf, and $2.0 million for each 10% change in NGL prices per Bbl. Based on our production for the six months ended June 30, 2025, our oil, natural gas and NGL sales for the six months ended June 30, 2025 would have moved up or down $7.9 million for each 10% change in oil prices per Bbl, $5.3 million for each 10% change in gas prices per Mcf, and $2.5 million for each 10% change in NGL prices per Bbl.
Due to this volatility, we have historically used, and we may elect to continue to selectively use, commodity derivative instruments (such as collars, swaps, puts and basis swaps) to mitigate price risk associated with a portion of our anticipated production. Our derivative instruments allow us to reduce, but not eliminate, the potential effects of the variability in cash flows that can emanate from fluctuations in oil and natural gas prices, and thereby provide increased certainty of cash flows for our drilling program and debt service requirements. These instruments provide only partial price protection against declines in oil and natural gas prices, but alternatively they partially limit our potential gains from future increases in prices. Our Credit Agreement limits our ability to enter into commodity hedges covering greater than 90% of our reasonably anticipated, projected production from proved properties. “Item 1A. Risk Factors” in the 2024 Form 10-K contains additional information regarding the volumes of our production covered by derivatives and the associated risks.

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
We sell our production to a relatively small number of customers, as is customary in our business. We extend and monitor credit based on an evaluation of their financial conditions and publicly available credit ratings. The future availability of a ready market for oil, natural gas and NGLs depends on numerous factors outside of our control, none of which can be predicted with certainty. For the three and six months ended June 30, 2025, we had four customers that exceeded 10% of total revenues. We do not believe the loss of any single purchaser would materially impact our operating results as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.
Interest Rate Risk
As of June 30, 2025, our reserves supported a $350.0 million credit facility of which $34.4 million in borrowings was outstanding, leaving $315.6 million of unused capacity. Our largest exposure with respect to variable-rate debt comes from changes in the relevant benchmark rate underlying such debt financings, principally SOFR. We currently do not have an interest rate hedge program to hedge our exposure to floating interest rates on our variable-rate debt obligations. If annual interest rates increase 50 basis points, based on our June 30, 2024 and 2025, variable-rate debt, annual interest expense on variable-rate debt would increase by approximately $0.9 million and $0.2 million, respectively.
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
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the period ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f)of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the quarter ended June 30, 2025, none of our officers or directors adopted or terminated any such trading arrangements.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Infinity Natural Resources, Inc.	8-K	3.1	February 3, 2025

3.2	Amended and Restated Bylaws of Infinity Natural Resources, Inc.	8-K	3.2	February 3, 2025

10.1	Second Amendment to Credit Agreement, dated as of May 29, 2025, by and among, Infinity Natural Resources, LLC, the lenders party thereto and Citibank, N.A., as the administrative agent, collateral agent and an issuing bank.	8-K	10.1	May 29, 2025

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101*
The following financial information from this Quarterly Report on Form 10-Q of Infinity Natural Resources, Inc. for the quarter ended June 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Redeemable Non-controlling Interest and Stockholders’ (Deficit) Equity / Members’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_____________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY NATURAL RESOURCES, INC.

Date: August 12, 2025	By:	/s/ Zack Arnold
Zack Arnold
President, Chief Executive Officer and Director

	By:	/s/ David Sproule
David Sproule
Executive Vice President, Chief Financial Officer and Director