Form 10-Q
period 2025-09-30
INFINITY NATURAL RESOURCES, INC.
filed 2025-11-10
CIK 2029118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes ☐ No ☒
The number of shares of the Registrant’s Class A common stock and Class B common stock outstanding as of November 5, 2025 was 15,629,653 and 45,247,974, respectively.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q (this “Quarterly Report”) may contain “forward-looking statements.” All statements, other than statements of historical fact included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, our ability to make share repurchases, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, words such as “may,” “assume,” “forecast,” “could,” “should,” “will,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “budget” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events at the time such statement was made. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and in this Quarterly Report. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

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

•general global political and economic conditions, including changes in interest rates and associated Federal Reserve policies and the impact of inflation on our business;

•changes in tariffs, trade policy, trade barriers, price and exchange controls and other regulatory requirements;

•credit markets;

•uncertainty regarding our future operating results; and

•our plans, objectives, expectations and intentions contained in this Quarterly Report.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties incident to the development, production, gathering and sale of oil, natural gas and NGLs, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility; inflation; lack of availability and cost of drilling, completion and production equipment and services; supply chain disruption; project construction delays; environmental risks; drilling, completion and other operating risks; lack of availability or capacity of midstream gathering and transportation infrastructure; regulatory changes; the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital; the timing of development expenditures; impacts of geopolitical and world health events, including trade wars; cybersecurity risks; and the other risks described under “Item 1A. Risk Factors” in this Quarterly Report and in our 2024 Form 10-K.

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
v

Part I - Financial Information
Item 1. Financial Statements
INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$4,572	$2,203
Accounts receivable:
Oil and natural gas sales, net	37,017	39,314
Joint interest and other, net	12,830	32,229
Prepaid expenses and other current assets	1,566	11,822
Commodity derivative assets	10,823	—
Total current assets	$66,808	$85,568
Oil and natural gas properties, full cost method (including $99.0 million and $86.5 million as of September 30, 2025 and December 31, 2024, respectively excluded from amortization)	1,202,629	933,228
Midstream and other property and equipment	55,726	40,053
Less: Accumulated depreciation, depletion, and amortization	(225,508)	(153,233)
Property and equipment, net	$1,032,847	$820,048
Operating lease right-of-use assets, net	1,190	1,389
Deferred tax asset, net	4,178	—
Other assets	7,112	8,461
Commodity derivative assets	416	—
Total assets	$1,112,551	$915,466
Total Liabilities, Redeemable Interest and Stockholders’ Equity / Members’ Equity
Current liabilities:
Accounts payable	$68,411	$51,370
Royalties payable	26,632	23,129
Accrued liabilities	29,301	46,004
Operating lease liabilities	177	247
Commodity derivative liabilities, short-term	4,203	12,596
Total current liabilities	$128,724	$133,346
Credit facility borrowings	75,363	259,406
Operating lease liabilities, net of current portion	1,013	1,142
Asset retirement obligations	3,517	2,988
Commodity derivative liabilities	5,387	10,342
Tax Receivable Agreement	1,552	—
Total liabilities	$215,556	$407,224
Redeemable non-controlling interest	608,375	—
Stockholders’ equity / members’ equity
Members’ equity	—	508,242
Class A common stock—$0.01 par value; 400,000,000 shares authorized, 15,629,653 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	156	—
Class B common stock—$0.01 par value; 150,000,000 shares authorized, 45,247,974 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	452	—
Additional paid-in capital	312,465	—
Accumulated deficit	(24,453)	—
Total stockholders’ equity / members’ equity	288,620	508,242
Total liabilities, redeemable interest and stockholders’ equity / members’ equity	$1,112,551	$915,466
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Oil, natural gas, and natural gas liquids sales	$78,254	$68,971	$234,909	$188,877
Midstream activities	1,472	271	4,458	1,032
Total revenues	$79,726	$69,242	$239,367	$189,909
Operating expenses:
Gathering, processing, and transportation	12,737	15,324	39,322	37,852
Lease operating	6,655	6,825	20,383	20,715
Production and ad valorem taxes	799	383	4,502	1,264
Depreciation, depletion, and amortization	27,579	21,067	72,489	56,344
General and administrative (1)	8,053	2,690	145,068	8,268
Total operating expenses	$55,823	$46,289	$281,764	$124,443
Operating income (loss)	23,903	22,953	(42,397)	65,466
Other income (expense):
Interest, net	(2,290)	(7,292)	(6,717)	(16,263)
Gain on derivative instruments	15,250	29,449	30,153	6,397
Other expense	(232)	(321)	(1,370)	(797)
Net income (loss) before income tax expense (benefit)	36,631	44,789	(20,331)	54,803
Income tax expense (benefit)	(3,383)	—	(3,936)	—
Net income (loss)	$40,014	$44,789	$(16,395)	$54,803
Net income attributable to Infinity Natural Resources, LLC prior to the reorganization	—	—	9,914	—
Net income (loss) attributable to redeemable non-controlling interests	29,610	—	(19,469)	—
Net income (loss) attributable to Infinity Natural Resources, Inc.	$10,404	$—	$(6,840)	$—

Net income attributable to Infinity Natural Resources, Inc. per share of Class A common stock
Basic:
Weighted-average common stock outstanding	15,433,443	—	15,303,532	—
Net income (loss) attributable to Infinity Natural Resources, Inc.	$0.67	—	$(0.45)	—
Diluted (Note 12):
Weighted-average common stock outstanding	15,895,944	—	15,303,532	—
Net income (loss) attributable to Infinity Natural Resources, Inc.	$0.65	—	$(0.45)	—
(1) General and administrative expense includes a one-time share-based compensation expense of $126.1 million for the nine months ended September 30, 2025, incurred in connection with the IPO (as defined herein).
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Non-controlling Interest and Stockholders’ (Deficit) Equity / Members’ Equity (Unaudited)
(amounts in thousands, except share amounts)

	INR Holdings Members' Equity	Class A		Class B		Additional Paid in Capital	Accumulated Deficit	Total	Redeemable Non-controlling Interest
Nine Months Ended September 30, 2025		Shares	Amount	Shares	Amount

Balance as of December 31, 2024	$508,242	—	$—	—	$—	$—	$—	—	—
Net income prior to reorganization transactions	9,914	—	—	—	—	—	—	—	—
Effect of the reorganization transactions	(518,156)	—	—	45,638,889	456	—	—	456	517,700
Issuance of common stock in connection with initial public offering, net of underwriting discounts, commissions and other offering costs	—	15,237,500	152	—	—	198,204	—	198,356	76,911
Share-based compensation expense subsequent to reorganization transactions	—	—	—	—	—	126,895	—	126,895	—
Net loss subsequent to reorganization transactions	—	—	—	—	—	—	(34,569)	(34,569)	(103,707)
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	—	—	(325,099)	(18,276)	(343,375)	343,375
Balance as of March 31, 2025	$—	15,237,500	$152	45,638,889	$456	$—	$(52,845)	(52,237)	834,279
Redemption of INR Units for Class A Common Stock	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	17,988	17,988	53,965
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	—	—	42,099	—	42,099	(42,099)
Balance as of June 30,2025	$—	15,237,500	$152	45,638,889	$456	$44,392	$(34,857)	10,143	846,145
Redemption of INR Units for Class A Common Stock	—	390,915	4	(390,915)	(4)	7,248	—	7,248	(7,248)
Share-based compensation plans	—	1,238	—	—	—	2,245	—	2,245	—
Net income	—	—	—	—	—	—	10,404	10,404	29,610
Increase in Tax Receivable Agreement Liability / Establishment of liabilities under the Tax Receivable Agreement	—	—	—	—	—	(1,552)	—	(1,552)	—
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	—	—	260,132	—	260,132	(260,132)
Balance as of September 30, 2025	—	15,629,653	156	45,247,974	452	312,465	(24,453)	288,620	608,375

	INR Holdings Members' Equity	Class A		Class B		Additional Paid in Capital	Accumulated Deficit	Total	Redeemable Non-controlling Interest
Nine Months Ended September 30, 2024		Shares	Amount	Shares	Amount

Balance as of December 31, 2023	$458,456	—	$—	—	$—	$—	$—	458,456	—
Contribution	500	—	—	—	—	—	—	500	—
Net Loss	(14,056)	—	—	—	—	—	—	(14,056)	—
Balance as of March 31, 2024	444,900	—	—	—	—	—	—	444,900	—
Net Income	24,070	—	—	—	—	—	—	24,070	—
Balance as of June 30, 2024	468,970	—	—	—	—	—	—	468,970	—
Net Income	44,789	—	—	—	—	—	—	44,789	—
Balance as of September 30, 2024	$513,759	—	$—	—	$—	$—	$—	$513,759	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(16,395)	$54,803
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	72,489	56,344
Amortization of debt issuance costs	1,705	1,430
Share-based compensation expense	131,441	—
Gain on derivative instruments	(30,153)	(6,397)
Cash received on settlement of derivative instruments	5,567	27,755
Non-cash lease expense	205	136
Deferred income taxes	(4,178)	—
Changes in operating assets and liabilities:
Accounts receivable	21,696	(5,666)
Prepaid expenses and other assets	645	264
Accounts payable	11,521	6,638
Royalties payable	3,503	7,146
Accrued and other expenses	(4,695)	4,860
Other assets and liabilities	(6,651)	253
Net cash provided by operating activities	$186,700	$147,566
Cash flows from investing activities:
Additions to oil and gas properties	(269,115)	(189,569)
Additions to midstream and other property and equipment	(10,182)	(5,186)
Net cash used in investing activities	$(279,297)	$(194,755)
Cash flows from financing activities:
Borrowings under revolving credit facility	143,000	366,855
Borrowings on notes payable	124	—
Payments on revolving credit facility	(327,000)	(313,073)
Proceeds from capital contributions	286,465	500
Payments of debt issuance costs	(645)	(5,200)
Cancelled shares withheld for taxes from vesting of RSUs	(8)	—
Payments of initial public offering costs	(6,760)	(1,739)
Payments on notes payable	(210)	(93)
Net cash provided by financing activities	$94,966	$47,250
Net increase in cash and cash equivalents	2,369	61
Cash and cash equivalents at beginning of period	2,203	1,504
Cash and cash equivalents at end of period	$4,572	$1,565
The accompanying notes are an integral part of these condensed consolidated financial statements

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 1 – Description of the Business and Basis of Presentation
Description of Business. Infinity Natural Resources, Inc., together with its subsidiaries (collectively referred to as “INR,” the “Company,” “we,” “our,” or “us,” unless the context otherwise indicates), was incorporated in the state of Delaware on May 15, 2024 in anticipation of a potential initial public offering and related reorganization transactions. The Company is an oil and natural gas exploration and production company engaged in the acquisition, exploration, and development of properties for the production of oil, natural gas, and natural gas liquids (“NGLs”) from underground reservoirs. Our operations are located in the Appalachian Basin, primarily in Pennsylvania and Ohio.
Initial Public Offering. On January 30, 2025, the Company's registration statement on Form S-1 relating to its initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”), and the shares of its Class A common stock, par value $0.01 per share (“Class A common stock”), began trading on the New York Stock Exchange on January 31, 2025. The IPO closed in February 2025, pursuant to which the Company issued and sold 15,237,500 shares of its Class A common stock at a public offering price of $20.00 per share, including 1,987,500 shares issued pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company received net proceeds of approximately $286.5 million, after deducting underwriting discounts and commissions of $18.3 million. The Company contributed the net proceeds of the IPO to Infinity Natural Resources, LLC (“INR Holdings”), and INR Holdings used the net proceeds, after payment of certain offering expenses, to repay borrowings outstanding under its revolving credit facility.
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

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
The Company had no material other comprehensive income or loss items. Accordingly, a separate statement of comprehensive loss has not been presented in these unaudited condensed consolidated financial statements. All intercompany balances and transactions are eliminated upon consolidation. Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.
Note 2 – Summary of Significant Accounting Policies
The selected significant accounting policies included below are policies that were adopted or modified during the nine months ended September 30, 2025, as a result of the IPO or the adoption of new accounting policies. Refer to Note 2 – Summary of Significant Accounting Policies of our 2024 Form 10-K for the full list of our significant accounting policies.
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
•derivative financial instruments;
•asset retirement obligations;
•the fair value of share-based compensation awards; and
•estimates related to the TRA (as defined herein).
Redeemable Non-controlling Interest. Redeemable non-controlling interests are presented within our unaudited condensed consolidated balance sheet as of September 30, 2025 as mezzanine equity as they are redeemable upon the occurrence of an event that is not solely within our control. The carrying amount of the redeemable non-controlling interest is equal to the greater of (1) the carrying value of the non-controlling interest adjusted each reporting period for income or loss attributable to the non-controlling interest or (2) the redemption value. Remeasurements to the redemption value of the redeemable non-controlling interest are recognized in additional paid-in capital within the unaudited condensed consolidated balance sheet as of September 30, 2025. The redemption amount is calculated based on the 5-day volume-weighted average closing price of Class A common stock at the end of each reporting period. The portion of the net income or loss attributable to redeemable non-controlling interest is reported as net income or loss attributable to redeemable non-controlling interests on our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2025.
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
Earnings per Share. Basic earnings (loss) per share is calculated by dividing net (loss) income attributable to Infinity Natural Resources, Inc. by the weighted average number of shares of Class A common stock outstanding during the period. Diluted net (loss) earnings per share gives effect, when applicable, to unvested restricted stock units and performance stock units granted under the Plan (as defined in Note 11 – Share-based Compensation) and the exchange of INR Units (and the cancellation of an equal number of shares of Class B common stock) held by the Legacy Owners into Class A common stock. The Company uses the “if-converted” method to determine the potential dilutive effect of exchanges of INR Units (and the cancellation of an equal number of shares of Class B common stock), and the treasury stock method to determine the potential dilutive effect of vesting of outstanding equity awards.
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
Recently Issued Accounting Standards
Adoption of New Accounting Standards. In March 2024, the FASB issued ASU 2024-01, Compensation-Stock Compensation (Topic 718). This ASU illustrates how to apply the scope guidance to determine whether a profits interest award should be accounted for as a share-based payment arrangement under Accounting Standards Codification (“ASC”) 718 or another accounting standard. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2024. As of September 30, 2025, we adopted the provisions of this amendment in our condensed consolidated financial statements. See Note 11 – Share-based Compensation for further details.
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

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Accounting Standards Not Yet Adopted. In November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories within the footnotes, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) DD&A recognized as part of oil- and gas-producing activities or other depletion expenses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact ASU 2024-03 will have on its financial statements and related disclosures.
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
The table below provides disaggregated information on the Company’s revenue within the consolidated statements of operations related to the sale of oil, natural gas, and NGLs as shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in thousands)
Oil revenues	$41,023	$45,745	$119,624	$121,570
Natural gas revenues	27,293	11,737	80,625	35,874
NGL revenues	9,938	11,489	34,660	31,433
Oil, natural gas, and natural gas liquids sales	$78,254	$68,971	$234,909	$188,877
Oil Sales
Our crude oil sales contracts are generally structured whereby oil is delivered to the customer at a contractually agreed-upon delivery point. This delivery point is usually at the wellhead. Revenue is recognized when control and legal title transfers to the customer at the delivery point based on the net price received from the customer. Any downstream transportation or marketing costs incurred by purchasers of our crude oil are reflected in the price we receive and are presented as a net reduction to oil sales revenues.
The sales of crude oil, natural gas, and NGLs presented in the Condensed Consolidated Statements of Operations represent the Company’s share of the revenues net of royalties and exclude revenue interests by others. When selling crude oil, natural gas and NGLs on behalf of royalty or working interest owners, the Company acts as an agent and, thus, reports the revenue on a net basis.
Natural Gas and NGL Sales
Under the Company’s natural gas processing contracts, liquids rich natural gas is delivered to a midstream gathering and processing entity at an agreed upon delivery point. The midstream entity gathers and processes the raw gas and then remits proceeds to the Company. For these contracts, the Company evaluates when control of the residue gas and NGLs is transferred in order to determine whether revenues should be recognized on a gross or net basis. Fees incurred subsequent to transfer of control are presented as gathering, processing and transportation expense within the consolidated statements of operations. Fees incurred prior to transfer of control are reflected as a net reduction to natural gas and NGL revenues presented in the table above and as included within oil, natural gas, and natural gas liquids sales within the consolidated statements of operations.
Performance Obligations

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
The Company has certain commodity sales contracts where performance obligations extend into the future. Under our revenue agreements, each delivery generally represents a separate performance obligation; therefore, future volumes delivered are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.
For all commodity products, we record revenue in the month production is delivered to the purchaser. Settlement statements for crude oil are generally received within 30 days following the date that production volumes are delivered, but for natural gas and NGL sales, statements may not be received for 30 to 60 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At such time, the volumes delivered and sales prices can be reasonably estimated and amounts due from customers are accrued in Accounts receivable – oil and natural gas sales, net in the condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, such receivable balances were $37.0 million and $39.3 million, respectively.
Note 4 – Property, Plant, and Equipment
Oil and Natural Gas Properties
We utilize the full cost method of accounting for costs related to the exploration, development, and acquisition of oil and natural gas properties. Our capitalized costs of oil and natural gas properties and the related accumulated depreciation, depletion, and amortization as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
(in thousands)
Oil and natural gas properties:
Proved properties	$1,103,648	$846,738
Unproved properties	98,981	86,490
Gross oil and natural gas properties	1,202,629	933,228
Less: accumulated depreciation, depletion, and amortization	(218,910)	(148,638)
Oil and natural gas properties, net	$983,719	$784,590
Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter which determines a limit, or ceiling, on the book value of proved oil and natural gas properties. When the book value is in excess of the ceiling value, an impairment is recognized. No impairment expense was recorded for the three and nine months ended September 30, 2025 based on the results of the respective quarterly ceiling tests.
Capitalized costs of oil and natural gas properties are subject to a ceiling test that limits such pooled costs, net of applicable deferred taxes, to the aggregate of the present value of future net revenues attributable to proved oil, natural gas, and NGL reserves discounted at 10%. Any costs in excess of the ceiling are written off as a non-cash expense. The expense will not be reversed in future periods, despite commodity price increases which subsequently increase the ceiling. Companies using the full cost method are required to use the average quoted price from the first day of each month from the previous 12 months, including the impact of derivatives designated for hedge accounting, to calculate the ceiling value of reserves. Historically, we have not designated any of our derivative contracts as cash flow hedges.
Capitalized costs of proved properties are computed on a units-of-production basis based on estimated proved reserves, whereby the depletion rate is determined by dividing the total unamortized cost base plus future development costs by estimated proved reserves on a net equivalent basis at the beginning of the period. The depletion rate is multiplied by total production for the period to compute depletion expense. The following table shows our depletion expense for the three and nine months ended September 30, 2025 and 2024 related to oil and gas properties:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per Boe amounts)	2025	2024	2025	2024
Depletion of Proved Oil and Natural Gas Properties	26,775	20,508	70,272	54,700

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
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

	September 30, 2025	December 31, 2024
Midstream assets	$51,719	$36,880
Other property and equipment	4,007	3,173
Gross midstream and other property and equipment	55,726	40,053
Less: Accumulated depreciation	(6,598)	(4,595)
Total midstream and other property and equipment, net	$49,128	$35,458
The estimated useful lives of other property and equipment depreciated on a straight-line basis are as follows:

Midstream assets	5 – 25 years
Vehicles, leasehold improvements and computer software	3 – 5 years
Furniture, fixtures, and office equipment	3 – 10 years
The carrying value of long-lived assets that are not part of the Company’s full cost pool are evaluated for recoverability whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Should an impairment exist, the impairment loss would be measured as the amount that the asset’s carrying value exceeds its fair value. We did not recognize any impairment during the nine months ended September 30, 2025 and 2024. Total depreciation expense for the three months ended September 30, 2025 and 2024 totaled approximately $0.7 million and $0.6 million, respectively. Total depreciation expense for the nine months ended September 30, 2025 and 2024 totaled approximately $2.0 million and $2.1 million, respectively.
Note 5 – Other Current Liabilities
The Company’s accrued liabilities as of September 30, 2025 and December 31, 2024 consisted of the following amounts:

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	September 30, 2025	December 31, 2024
Accrued capital expenditures	18,708	27,234
Accrued general and administrative expenses	5,675	3,293
JIB advance deposits	1,288	6,188
Other accrued liabilities	3,630	9,289
Total accrued liabilities	$29,301	$46,004
Note 6 – Debt
On September 25, 2024, INR Holdings entered into a credit facility led by Citibank, N.A. (the “Credit Facility” and the credit agreement governing the Credit Facility, as amended, the “Credit Agreement”) with a syndicate of financial institutions with an initial aggregate elected commitment amount and initial borrowing base of $325.0 million. On March 31, 2025, the Company amended the Credit Agreement to, among other things, increase each of the aggregate elected commitment amount and borrowing base from $325.0 million to $350.0 million. On May 29, 2025, the Company amended the Credit Agreement to, among other things, amend certain provisions relating to hedging requirements and restrictions in the Credit Agreement. Effective October 1, 2025, the borrowing base under the Credit Facility was increased from $350.0 million to $375.0 million and the aggregate elected commitment amount was also increased from $350.0 million to $375.0 million. The borrowing base is based on the net present value of our oil and gas properties and is subject to semi-annual redeterminations. The Credit Facility is guaranteed by INR Holdings’ subsidiaries and is secured by first priority security interests on substantially all of INR Holdings’ consolidated assets.
Borrowings under the Credit Facility may be base rate loans or Secured Overnight Financing Rate (“SOFR”) loans. Base rate loans bear interest at a rate per annum equal to the greater of: (i) the administrative agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; or (iii) the adjusted Term SOFR rate (as defined in the Credit Agreement), plus an additional basis point credit spread, plus an applicable margin ranging from 275 basis points to 375 basis points, depending on the percentage of the borrowing base utilized. SOFR loans bear interest at SOFR plus an applicable margin ranging from 275 basis points to 375 basis points, depending on the percentage of the borrowing base utilized, plus an additional basis point credit spread. We also pay a commitment fee on unused elected commitment amounts under the Credit Facility, which is also dependent on the percentage of the borrowing base utilized. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for SOFR loans. The Credit Facility matures in September 2028. As of September 30, 2025, the Company’s reserves supported a $350.0 million borrowing base of which $75.4 million was outstanding, leaving $274.6 million of unused capacity.
For the three months ended September 30, 2025 and 2024, total interest expense on the Credit Facility was $1.8 million and $6.7 million, respectively. For the nine months ended September 30, 2025 and 2024, total interest expense on the Credit Facility was $5.3 million and $14.8 million, respectively. We did not capitalize any interest expense for the nine months ended September 30, 2025 and 2024. For the nine months ended September 30, 2025 and 2024, the Company’s weighted-average interest rate was 4.2% and 9.1%, respectively.
Debt issuance costs associated with the Credit Facility are capitalized and presented as other assets within the unaudited condensed consolidated balance sheets. Debt issuance costs are amortized using the straight-line method over the term of the related agreement. We capitalized an additional $0.8 of debt issuance costs related to the Credit Facility for the nine months ended September 30, 2025. As of September 30, 2025 and December 31, 2024, capitalized debt issuance costs were approximately $7.1 million and $8.4 million, respectively. Amortization of debt issuance costs, which is included within interest expense in the condensed consolidated statements of operations, was approximately $0.6 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively, and $1.7 million and $1.8 million for the nine months ended September 30, 2025 and 2024, respectively.
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
We typically enter into over the counter (OTC) derivative contracts with financial institutions and regularly monitor the creditworthiness of all counterparties. Certain of our hedging arrangements are with counterparties that are also lenders (or affiliates of lenders) under our revolving credit facility. As of September 30, 2025 and December 31, 2024, we did not have any cash or letters of credit posted as collateral for our derivative financial instruments.
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
The following tables provide information about the Company’s derivative financial instruments. The tables present the notional amount, the weighted average contract prices and the fair values by expected maturity dates as of September 30, 2025.

	Volume	Weighted Average Price	Fair Value as of September 30, 2025
Oil	(in MBbls)	($ per Bbl)	(in thousands)
Fixed price swaps
2025	486	66.24	$2,027
2026	1,743	64.31	5,352
2027	97	63.95	288
2028	—	—	—
Total	2,327		$7,667

	Volume	Weighted Average Price	Fair Value as of September 30, 2025
Natural gas	(in MMBtu)	($ per MMBtu)	(in thousands)
Fixed price swaps
2025	4,296,500	3.88	$2,487
2026	46,344,500	3.92	3,843
2027	22,418,000	3.93	(2,669)
2028	1,357,000	4.27	(293)
Total	74,416,000		$3,368

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Volume	Basis Differential	Fair Value as of September 30, 2025
Natural gas	(in MMBtu)	($ per MMBtu)	(in thousands)
Basis swaps
2025	9,095,500	(1.31)	$(2,440)
2026	46,247,000	(1.00)	(7,412)
2027	19,044,000	(0.89)	(1,002)
2028	1,070,000	(0.83)	8
Total	75,456,500		$(10,846)

	Volume	Weighted Average Price	Fair Value as of September 30, 2025
Ethane	(in gallons)	($ per gallon)	(in thousands)
Fixed price swaps
2025	2,434,500	0.27	$21
2026	9,796,500	0.28	200
2027	708,000	0.30	12
2028	—	—	—
Total	12,939,000		$233

	Volume	Weighted Average Price	Fair Value as of September 30, 2025
Propane	(in gallons)	($ per gallon)	(in thousands)
Fixed price swaps
2025	5,426,000	0.76	$342
2026	22,030,500	0.72	712
2027	1,524,000	0.71	13
2028	—	—	—
Total	28,980,500		$1,067

	Volume	Weighted Average Price	Fair Value as of September 30, 2025
Isobutane	(in gallons)	($ per gallon)	(in thousands)
Fixed price swaps
2025	996,000	0.89	$(53)
2026	3,984,500	0.85	(86)
2027	276,000	0.83	(10)
2028	—	—	—
Total	5,256,500		$(149)

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Volume	Weighted Average Price	Fair Value as of September 30, 2025
Normal butane	(in gallons)	($ per gallon)	(in thousands)
Fixed price swaps
2025	1,590,500	0.86	$(67)
2026	6,525,000	0.83	—
2027	455,000	0.82	(5)
2028	—	—	—
Total	8,570,500		$(72)

	Volume	Weighted Average Price	Fair Value as of September 30, 2025
Pentane	(in gallons)	($ per gallon)	(in thousands)
Fixed price swaps
2025	651,000	1.38	$55
2026	2,790,500	1.38	305
2027	190,000	1.34	20
2028	—	—	—
Total	3,631,500		$380
Derivative assets and liabilities are presented below as gross assets and liabilities, without regard to master netting arrangements, which are considered in the presentation of derivative assets and liabilities in the accompanying balance sheets.
The following table summarizes the gross fair value of our derivative assets and liabilities and the effect of netting as of September 30, 2025 and December 31, 2024:

	September 30, 2025
Balance Sheet Classification	Gross Amounts	Netting Adjustment	Net Amounts Presented on Balance Sheet
(in thousands)
Assets
Commodity derivative assets, short-term	$20,197	$(9,374)	$10,823
Commodity derivative assets, long-term	3,263	(2,846)	416
Total assets	$23,459	$(12,220)	$11,239
Liabilities
Commodity derivative liabilities, short-term	$(13,577)	$9,374	$(4,203)
Commodity derivative liabilities, long-term	(8,234)	2,846	(5,387)
Total liabilities	$(21,811)	$12,220	$(9,590)

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	December 31, 2024
Balance Sheet Classification	Gross Amounts	Netting Adjustment	Net Amounts Presented on Balance Sheet
(in thousands)
Assets
Commodity derivative assets, short-term	$6,089	$(6,089)	$—
Commodity derivative assets, long-term	2,647	(2,647)	—
Total assets	$8,736	$(8,736)	$—
Liabilities
Commodity derivative liabilities, short-term	$(18,685)	$6,089	$(12,596)
Commodity derivative liabilities, long-term	(12,989)	2,647	(10,342)
Total liabilities	$(31,674)	$8,736	$(22,938)
Our total derivative gains and losses for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Realized gain on derivative instruments	$6,375	$12,454	$5,567	$27,755
Unrealized gain (loss) on derivative instruments	8,876	16,995	24,586	(21,358)
Total gain on derivative instruments	$15,250	$29,449	$30,153	$6,397
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
The Company has categorized its assets and liabilities at fair value into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to be based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Assets and liabilities that use Level 2 inputs include the Company’s fixed price swaps, basis swaps, and collars.
The carrying values of cash and cash equivalents, including accounts receivable, other current assets, accounts payable and other current liabilities on the consolidated balance sheets approximate fair value because of their short-term nature. Additionally, the carrying value of outstanding borrowings under our revolving credit facility approximates fair value because the interest rates are variable and reflective of market rates. We consider the fair value of our revolving credit facility to be a Level 2 measurement on the fair value hierarchy. The carrying value of borrowings under our revolving credit facility approximate fair value as interest rates applicable to our borrowings outstanding are based on prevailing market rates.
Recurring Fair Value Measurements
The following table presents, for each applicable level within the fair value hierarchy, the Company’s net derivative assets and liabilities, including both current and noncurrent portions, measured at fair value on a recurring basis.

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	September 30, 2025
	Level 1	Level 2	Level 3	Fair Value
(in thousands)
Assets
Fixed price swaps	$—	$12,716	$—	$12,716
Basis swaps	—	—	—	—
Liabilities
Fixed price swaps	—	(221)	—	(221)
Basis swaps	—	(10,846)	—	(10,846)
Total	$—	$1,649	$—	$1,649

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
(in thousands)
Assets
Fixed price swaps	$—	$4,012	$—	$4,012
Basis swaps	—	—	—	—
Liabilities
Fixed price swaps	—	(13,685)	—	(13,685)
Basis swaps	—	(13,263)	—	(13,263)
Total	$—	$(22,938)	$—	$(22,938)
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
Note 9 – Income Taxes and Tax Receivable Agreement
The Company recorded income tax (benefit) of $(3.6) million and $(4.2) million for the three and nine months ended September 30, 2025, respectively. No income tax expense (benefit) was recorded for the three and nine months ended 2024.
In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon currently known facts and circumstances and applies that rate to its year-to-date earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes. The Company’s interim effective tax rate, inclusive of any discrete items, was (9.76)% and 20.87% for the three and nine months ended September 30, 2025. The Company’s effective income tax rate differs from the U.S. statutory rate primarily because the income attributable to the redeemable non-controlling interest is pass-through income not subject to U.S. federal income tax within the entities included in the Company’s condensed consolidated financial statements.
Our predecessor, INR Holdings, is a limited liability company treated as a partnership for U.S. federal income tax purposes and, therefore, has not been subject to U.S. federal income tax at an entity level. As a result, the consolidated net

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
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
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act into law. Significant provisions affecting the Company include (i) the reinstatement of 100% bonus depreciation for qualifying property, (ii) the allowance for immediate and full expensing of domestic research and experimentation expenditures and (iii) the use of earnings before interest, taxes, depreciation and amortization, or EBITDA, rather than earnings before interest and taxes, or EBIT, in determining adjusted taxable income for purposes of the interest deduction limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended. The enactment of the One Big Beautiful Bill Act did not have any impact on the Company's effective tax rate for the nine months ended September 30, 2025.
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
On August 15, 2025 a Legacy Owner redeemed 390,915 INR Units for shares of Class A common stock on a one-for-one basis. Concurrently with the redemption of the INR Units, an equal number of shares of Class B common stock were cancelled. The Company recognizes a liability for the estimated amounts payable under the TRA when it is probable that taxable income will be sufficient to realize the related tax benefits and the amounts can be reasonably estimated. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income of the Company in the future. Changes in tax laws or rates could also materially impact the estimated liability. As of September 30, 2025, the Company recorded a TRA liability of $1.6 million, all of which has been classified as a non-current liability.
Note 10 – Stockholders' Equity / Members' Equity
Predecessor Members’ Equity
Prior to the Corporate Reorganization, INR Holdings had two classes of equity in the form of Class A and Class B interests, and non-voting, performance-based incentive units (“Incentive Units”) that were issued to certain members of

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
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
As of September 30, 2025, the Company’s equity structure consists of Class A common stock and Class B common stock. Each share of Class A common stock entitles its holder to one vote per share and the right to receive dividends and other distributions when, as, and if declared by our board of directors. Class A stockholders are also entitled to share in any assets remaining upon liquidation, after satisfaction of all debts and liabilities. Holders of Class A common stock do not have preemptive or conversion rights. The Class A common stock is economically entitled to the results of operations of the Company, through its ownership interest in INR Holdings.
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
As of September 30, 2025, the Company consolidates the financial results of INR Holdings in its unaudited condensed consolidated financial statements. The portion of net income and equity attributable to the INR Units held by the Legacy Owners is reported as a redeemable non-controlling interest within mezzanine equity in the unaudited condensed consolidated financial statements.
Note 11 – Share-based Compensation
INR Holdings Incentive Plan
In connection with the closing of the IPO, INR Holdings’ members elected to accelerate the vesting of certain Incentive Units. The Incentive Units were originally issued by INR Holdings and were accounted for under ASC 710. As a result of the acceleration, all unvested Incentive Units vested and were recapitalized into INR Units at a valuation of $20.00 per unit, which reflects the IPO price of the Company’s Class A common stock. This recapitalization resulted in the

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
recognition of $126.1 million of non-recurring compensation expense for the nine months ended September 30, 2025 and is recorded within the condensed consolidated statement of operations as a component of General and administrative.
Omnibus Incentive Plan
In connection with the IPO, Infinity Natural Resources, Inc. adopted the Infinity Natural Resources, Inc. Omnibus Incentive Plan (the “Plan”). The Plan provides for the grant of stock-based awards to the Company’s employees, non-employee directors, and consultants, including restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options, stock appreciation rights, restricted stock, dividend equivalent rights and other stock or stock-based awards. An aggregate of 5,888,889 shares of Class A common stock have been reserved for issuance under the Plan, subject to adjustments for stock splits, recapitalizations, and other corporate events. We recognize share-based compensation expense in the consolidated statement of operations as a component of General and administrative.
Restricted Stock Units
In connection with the closing of IPO, the Company granted 162,500 RSUs to employees under the Plan. These RSUs vest in full after one year of continuous service. In March and April 2025, the Company granted an additional 311,991 RSUs to certain employees and non-employee directors under the Plan. In July 2025, the Company granted an additional 10,086 RSUs to an employee under the Plan. The RSUs granted to employees generally vest ratably over a three-year service period, while the RSUs granted to non-employee directors vest in full on the earlier of (i) the one year anniversary and (ii) the Company's next annual stockholder meeting.
In July and August 2025, the Company accelerated the vesting of 1,779 RSUs awarded to certain former employees based on a pro rata allocation of the service period completed through the date of their respective terminations of employment. This accelerated vesting did not result in any incremental fair value, and therefore, no additional compensation expense was recognized. Upon vesting, the Company issued 1,238 shares of Class A common stock, net of shares withheld to cover employee tax obligations.
The grant-date fair value of each RSU is determined based on the closing stock price of the Company’s Class A common stock on the grant date. Share-based compensation expense related to RSUs is recognized on a straight-line basis over the requisite service period, which corresponds to the vesting terms of the respective awards. We account for forfeitures as they occur. The following table summarizes the RSU activity for the nine months ended September 30, 2025:

	RSUs	Weighted-average grant date fair value

Unvested as of beginning of period	—
Granted	485,558	$18.12
Vested and settled	(1,779)	$18.33
Canceled/Forfeited	(21,278)	$18.28
Unvested as of end of period	462,501	$18.11
The RSUs are entitled to Dividend Equivalent Rights (as defined in the Plan) on unvested RSUs, which are payable only if the underlying RSUs vest. The Company recognized compensation expense for RSUs of $1.3 million and $3.4 million for the three and nine months ended September 30, 2025, respectively.
As of September 30, 2025, unrecognized compensation expense related to unvested RSU awards was $5.0 million, which is expected to be recognized over a weighted-average remaining service period of 1.1 years.
Performance Stock Units
In March 2025, the Company granted 455,601 PSUs under the Plan to certain employees. The PSUs are subject to a performance period from the grant date to December 31, 2027. Vesting is based on the Company's Total Shareholder

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Return (“TSR”) relative to a defined peer group and the Company's absolute TSR over the performance period. The number of PSUs that may vest ranges from 0% to 300% of the target award, depending on performance outcomes.
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
The fair value was determined on the grant date and will not be remeasured. Compensation expense for the PSUs is recognized on a straight-line basis over the requisite service period, which begins on the grant date and ends on the certification date. Expense is recognized regardless of whether the market conditions are ultimately achieved, provided the service condition is satisfied. The Company accounts for forfeitures as they occur. The PSUs are entitled to Dividend Equivalent Rights (as defined in the Plan) on unvested PSUs, which are payable only if the underlying PSUs vest. The following table summarizes the PSU activity for the three and nine months ended September 30, 2025:

	PSUs	Weighted-average grant date fair value

Unvested as of beginning of period	—
Granted	455,601	$22.20
Vested	—
Canceled/Forfeited	—
Unvested as of end of period	455,601	$22.20
The Company recognized compensation expense for PSUs of $0.9 million and $1.9 million for the three and nine months ended September 30, 2025, respectively.
As of September 30, 2025, unrecognized compensation expense related to unvested PSU awards was $8.3 million, which is expected to be recognized over a weighted-average remaining service period of 2.4 years.
Note 12 – Earnings Per Share
Basic earnings (loss) per share is calculated by dividing net (loss) income attributable to Infinity Natural Resources, Inc. by the weighted average number of shares of Class A common stock outstanding during the period. Diluted net (loss) earnings per share gives effect, when applicable, to unvested RSUs and PSUs granted under the Plan and the exchange INR Units (and the cancellation of an equal number of shares of Class B common stock) held by the Legacy Owners into Class A common stock.
The following table summarizes the calculation of weighted average shares of Class A common stock outstanding used in the computation of diluted loss per share:

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
(in thousands, except per share amounts)
Net income (loss) attributable to Infinity Natural Resources, Inc.	$10,404	$(6,840)

Weighted average number of Class A common stock outstanding:
Basic	15,433,443	15,303,532
Effect of dilutive securities:
INR Units	—	—
RSUs	462,501	—
PSUs	—	—
Diluted	15,895,944	15,303,532

Net loss attributable to Infinity Natural Resources, Inc. per share of Class A common stock
Basic	$0.67	$(0.45)
Diluted	$0.65	$(0.45)
The calculation of diluted net loss per share for the nine months ended September 30, 2025 excludes (i) the exchange of INR Units (and the cancellation of an equal number of shares of Class B common stock) to Class A common stock and (ii) 462,501 and 455,601 unvested RSUs and PSUs, respectively, because their inclusion in the calculation would be anti-dilutive.
Note 13 – Supplemental Cash Flow Information
The following table provides additional information concerning non-cash activities and cash paid for interest, net of amounts capitalized, for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of non-cash transactions:
Right-of-use assets and lease liabilities	6	322
Additions of asset retirement obligations	313	54
Revisions of asset retirement obligations	20	—
Debt issuance in accrued liabilities	—	645
Deferred offering costs included in accounts payable and accrued liabilities	—	5,938
Additions to oil and natural gas properties included in accounts payable and accrued liabilities	33,058	24,377
Additions to other property and equipment included in accounts payable	3,148	625
Tax receivable agreement liability	1,552	—
Supplemental disclosure of cash flow information
Interest paid	$5,193	$14,804
Note 14 – Commitments and Contingencies
Drilling Rig Service Commitments. We entered into a fourth amendment to our September 2023 drilling contract with Patterson-UTI Energy, Inc. in August 2025 to drill eight (8) horizontal lateral wells.  The Company has drilled two (2) well

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
as of September 30, 2025 associated with this contract. In the event that we elected to not drill the remaining six (6) wells under that amendment, the Company would have a minimum payment of $2.7 million.
Minimum Volume Commitment. The Company has minimum volume commitments (“MVCs”) under an existing contract with Ohio Gathering Company. In connection with bringing new wells into production during the quarter ended September 30, 2025, the MVCs under the agreement increased the average daily commitment through 2030 to 41,016 Mcf/d as of September 30, 2025.
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

Note 16 –Subsequent Events
Effective October 1, 2025, the borrowing base under the Credit Facility was increased from $350.0 million to $375.0 million and the aggregate elected commitment amount was also increased from $350.0 million to $375.0 million.

On November 10, 2025, Infinity’s board of directors authorized a share repurchase program, whereby we may purchase up to an aggregate of $75.0 million of our Class A common stock. Repurchases under the program may be made from time to time in the open market, in privately negotiated transactions, through purchases made in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or by such other means as will comply with applicable state and federal securities laws. The timing of any such repurchases will depend on market conditions, contractual limitations and other considerations. The program may be extended, modified, suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or number of shares.

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
Overview
We are a growth oriented independent energy company focused on the acquisition, development, and production of hydrocarbons in the Appalachian Basin. We are focused on creating shareholder value through the identification and disciplined development of low-risk, highly economic oil and natural gas assets while maintaining a strong and flexible balance sheet. We have amassed approximately 95,600 net surface acres with exposure to the core of the Marcellus and Utica Shale plays providing us a unique and balanced portfolio of high-return oil and natural gas drilling locations. This balance allows us to optimize our development plan across our portfolio to capitalize on changes in commodity pricing over time.
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
Concerns of global economic growth, inflation, the Federal Reserve’s recent decisions to adjust interest rates, OPEC+’s recent decisions to increase production and resulting increases in global oil and natural gas supply levels and the potential for a global trade war resulted in oil price deterioration throughout 2024 and 2025. Oil prices have continued to be volatile and have been influenced by geopolitical tensions, tariffs and trade policies as well as global economic slowdowns resulting in more downward pressure on prices. Natural gas prices remained low for the majority of 2024 driven by an over-supply due to mild winter weather, liquefied natural gas project delays and higher than expected natural gas production, but prices have improved during 2025 relative to 2024 due to a combination of weather-related demand spikes, tightening supply, and increased global exports, particularly of liquified natural gas, though prices remain volatile.
The oil and gas industry is cyclical and commodity prices are highly volatile. During the period from January 1, 2025 through September 30, 2025, spot prices for NYMEX WTI crude oil ranged from $62.17 per Bbl to $75.74 per Bbl, while the range for NYMEX Henry Hub natural gas spot prices was between $2.87 per MMBtu and $3.96 per MMBtu. We expect that the commodity market will continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. We use a derivative portfolio and firm sales contracts to mitigate the risks of price volatility.
The following table highlights the quarterly average price trends for NYMEX WTI spot prices for crude oil and NYMEX Henry Hub index price for natural gas since the first quarter of 2024:

	2024				2025
	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Oil (per Bbl)	$77.56	$81.72	$76.24	$70.73	$71.84	$64.63	$65.74
Gas (per MMBtu)	$2.25	$1.89	$2.15	$2.79	$3.65	$3.44	$3.07

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
Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, costs of oilfield goods and services generally also increase; however, during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as commodity prices do. In addition, the United States saw higher levels of inflation during 2024 and the beginning of 2025, which is expected to remain heightened for the remainder of 2025 due to concerns over global trade wars and changes in tariff policies. Inflationary pressures such as these may also result in increases to the costs of our oilfield goods, services and personnel, which can in turn cause our capital expenditures and operating costs to rise.
Recent Developments
On November 10, 2025, our board of directors authorized a share repurchase program, whereby we may purchase up to an aggregate of $75.0 million of our Class A common stock. Repurchases under the program may be made from time to time in the open market, in privately negotiated transactions, through purchases made in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or by such other means as will comply with applicable state and federal securities laws. The timing of any such repurchases will depend on market conditions, contractual limitations and other considerations. The program may be extended, modified, suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or number of shares.
Factors That Significantly Affect Comparability of Our Financial Condition and Results of Operations
Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, for the following reasons:
Public Company Expenses. We have incurred and expect to continue to incur direct, incremental G&A expenses as a result of being a public company, including costs associated with compliance with the Exchange Act, tax compliance, PCAOB support fees, the Sarbanes-Oxley Act compliance costs, investor relations activities, listing fees, registrar and transfer agent fees, stock-based compensation, incremental director and officer liability insurance costs, and independent director compensation. We estimate these direct, incremental G&A expenses could total approximately $4 million to $6 million per year, which are not included in our historical results of operations of our predecessor.
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

Results of Operations
For the Three Months Ended September 30, 2025, Compared to the Three Months Ended September 30, 2024
The following table provides the components of our net revenues and net production for the periods indicated, as well as each period’s average prices (before and after the effects of derivatives) and average daily production volumes:

	For the Three Months Ended September 30,		Increase / (Decrease)
	2025	2024	$	%
Net revenues (in thousands):
Oil sales	$41,023	$45,745	($4,722)	(10)%
Natural gas sales	$27,293	$11,737	$15,556	133%
Natural gas liquids sales	$9,938	$11,489	($1,551)	(13)%
Oil, natural gas, and natural gas liquids sales	$78,254	$68,971	$9,283	13%

Average sales prices:
Oil price (per Bbl)	$57.14	$68.38	($11.24)	(16)%
Effects of derivative settlements on average price (per Bbl)	$4.55	($1.23)	$5.78	470%
Oil price including the effects of derivatives (per Bbl)	$61.69	$66.53	($4.84)	(7)%

Wtd. Average NYMEX WTI price for oil (per Bbl) (2)	$65.25	$77.91	($12.66)	(16)%
Oil differential to NYMEX	($8.11)	($9.53)	$1.42	15%

Natural gas price (per Mcf)	$2.15	$1.57	$0.58	37%
Effects of derivative settlements on average price (per Mcf)	$0.22	$1.46	($1.24)	(85)%
Natural gas price including the effects of derivatives (per Mcf)	$2.37	$1.83	$0.54	29%

Wtd. Average NYMEX Henry Hub price for natural gas (per MMBtu)(2)	$3.06	$2.11	$0.95	45%
Natural gas differential to NYMEX	($0.91)	($0.54)	($0.37)	(69)%

NGL price excluding GP&T (per Bbl)	$20.88	$18.61	$2.27	12%
Effects of derivative settlements on average price (per Bbl)	$0.53	$7.56	($7.03)	(93)%
NGL price including the effects of derivatives (per Bbl)	$21.41	$27.33	($5.92)	(22)%

Net production
Oil (MBbls)	718	669	49	7%
Natural gas (MMcf)	12,722	7,484	5,238	70%
NGL (Bbls)	476	474	2	—%
Net production (MBoe)(1)	3,314	2,391	923	39%

Average daily net production
Oil (Bbls/d)	7,808	7,272	536	7%
Natural gas (Mcf/d)	138,277	81,348	56,929	70%
NGLs (Bbls/d)	5,172	5,152	20	—%
Average daily net production (Boe/d)(1)	36,027	25,989	10,038	39%
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
Revenues
Oil, natural gas, and NGL sales. Total oil, natural gas and NGL net revenues for the three months ended September 30, 2025 increased by $9.3 million, or 13%, compared to the three months ended September 30, 2024. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Net production volumes for oil increased 7%, natural gas volumes increased 70% and NGL volumes remained flat between periods for the three months ended September 30, 2025 and 2024. The increase in oil volumes between periods was due primarily to six wells placed into service in Ohio during the third quarter of 2025. The increase in natural gas volumes was predominantly related to the four wells coming online in the third quarter of 2025 in the Marcellus Shale in Pennsylvania and the six Ohio wells. The wells placed into service in the third quarter 2025 contributed to the overall increase of 10.0 MBoe/d, or 39%, in production relative to the prior period, offset by the natural decline of producing wells.

Average realized oil prices fell 16% driven by a lower NYMEX WTI oil price during the period. Natural gas prices rose 37%, reflecting a 45% increase in NYMEX gas prices. NGL prices increased 12% primarily due to a reduced ethane recovery, which improved the blend price compared to the prior period.
Operating Expenses

	For the Three Months Ended September 30,		Change
	2025	2024	Amount	Percent
(in thousands)
Gathering, processing, and transportation	$12,737	$15,324	$(2,587)	(17)%
Lease operating	6,655	6,825	(170)	(2)%
Production and ad valorem taxes	799	383	416	109%
Depreciation, depletion and amortization	27,579	21,067	6,512	31%
General and administrative (including share-based compensation)	8,053	2,690	5,363	199%
Total operating expenses	$55,823	$46,289	$9,534	21%

($ per Boe)
Gathering, processing, and transportation	$3.84	$6.41	$(2.57)	(40)%
Lease operating	2.01	2.85	(0.85)	(30)%
Production and ad valorem taxes	0.24	0.16	0.08	50%
Depreciation, depletion and amortization	8.32	8.81	(0.49)	(6)%
General and administrative	2.43	1.13	1.30	116%
Total operating expenses	$16.84	$19.36	$(2.52)	(13)%
Gathering, processing, and transportation. GP&T for the three months ended September 30, 2025, decreased $2.6 million compared to the three months ended September 30, 2024. This decrease was attributed to fewer wells being brought online in Ohio between periods combined with the natural decline of production volumes from existing wells. GP&T per Boe was $3.84 for the three months ended September 30, 2025, which represents a decrease of $2.57 per Boe, or 40%, from the prior period. The decrease in per-unit GP&T rate was primarily attributable to increased production volumes in our natural gas-weighted areas of Pennsylvania, which are subject to lower GP&T rates. This shift in volume mix reduced our overall average GP&T rate, as these areas incur fewer processing charges compared to our wet gas-weighted areas in Ohio, where the NGLs require additional processing.
Lease operating expenses. LOE for the three months ended September 30, 2025, decreased $0.2 million compared to the prior period. LOE per Boe was $2.01 for the three months ended September 30, 2025, which represents a decrease of $0.85 per Boe, or 30%, from the prior period. This decrease in LOE was primarily related to lower fixed and semi-variable well costs, such as water disposal, equipment rentals, repair work, wellhead chemicals, labor and electricity, associated with a higher well count from new producing wells drilled or acquired.
Production and ad valorem taxes. Production and ad valorem taxes for the three months ended September 30, 2025, increased $0.4 million compared to the prior period. Production taxes in Ohio are based on our production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of our proved developed oil and gas properties and vary across the different counties in which we operate. Production taxes in Pennsylvania are assessed on producing wells by imposing an impact fee determined based on the market price for natural gas, which commences on the date the well is initially spud and continues for a period of 15 years.
Depreciation, Depletion and Amortization. For the three months ended September 30, 2025, DD&A expense was $27.6 million, an increase of $6.5 million over the prior period. The primary factor contributing to higher DD&A expense in 2025 was the increase in our overall production volumes between periods resulting in an average DD&A rate of $8.10 per Boe.

General and Administrative Expenses. G&A expenses for the three months ended September 30, 2025 were $8.1 million compared to $2.7 million for the prior period. This increase was primarily related to expenses associated with stock compensation and professional services associated with being a public company.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying each of our hedge contracts outstanding; and (ii) monthly cash settlements on any closed out hedge positions during the period.
The following table presents gains and losses on our derivative instruments for the periods indicated:

	Three Months Ended September 30,
	2025	2024
(in thousands)
Realized cash settlement gains (losses)	$6,375	$12,454
Non-cash mark-to-market derivative gain (losses)	8,876	16,995
Total	$15,251	$29,449

For the Nine Months Ended September 30, 2025, Compared to the Nine Months Ended September 30, 2024
The following table provides the components of our net revenues and net production for the periods indicated, as well as each period’s average prices (before and after the effects of derivatives) and average daily production volumes:

	For the Nine Months Ended September 30,		Increase / (Decrease)
	2025	2024	$	%
Net revenues (in thousands):
Oil sales	$119,624	$121,570	($1,946)	(2)%
Natural gas sales	$80,625	$35,874	$44,751	125%
Natural gas liquids sales	$34,660	$31,433	$3,227	10%
Oil, natural gas, and natural gas liquids sales	$234,909	$188,877	$46,032	24%

Average sales prices:
Oil price (per Bbl)	$59.22	$69.75	($10.53)	(15%)
Effects of derivative settlements on average price (per Bbl)	$4.46	($2.36)	$6.82	289%
Oil price including the effects of derivatives (per Bbl)	$63.68	$67.39	($3.71)	(6%)

Wtd. Average NYMEX WTI price for oil (per Bbl)(2)	$67.50	$78.31	($10.81)	(14%)
Oil differential to NYMEX	($8.28)	($8.56)	$0.28	3%

Natural gas price (per Mcf)	$2.63	$1.65	$0.98	59%
Effects of derivative settlements on average price (per Mcf)	$—	$0.82	($0.82)	(100%)
Natural gas price including the effects of derivatives (per Mcf)	$2.63	$2.47	$0.16	6%

Wtd. Average NYMEX Henry Hub price for natural gas (per MMBtu)(2)	$3.33	$2.09	$1.24	59%
Natural gas differential to NYMEX	($0.70)	($0.44)	($0.26)	(59)%

NGL price excluding GP&T (per Bbl)	$21.84	$24.14	($2.30)	(10)%
Effects of derivative settlements on average price (per Bbl)	($0.97)	$2.94	($3.91)	(133%)
NGL price including the effects of derivatives (per Bbl)	$20.87	$27.08	($6.21)	(23%)

Net production(1)
Oil (MBbls)	2,020	1,743	277	16%
Natural gas (MMcf)	30,660	21,783	8,877	41%
NGL (Bbls)	1,587	1,302	285	22%
Net production (MBoe)(2)	8,717	6,676	2,041	31%

Average daily net production(1)
Oil (Bbls/d)	7,399	6,361	1,038	16%
Natural gas (Mcf/d)	112,309	79,500	32,809	41%
NGLs (Bbls/d)	5,814	4,751	1,063	22%
Average daily net production (Boe/d)(2)	31,931	24,362	7,569	31%
_____________
(1)Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.
(2)Based on Netherland, Sewell and Associates Inc. found at https://netherlandsewell.com/resources/pricing-data/ and EIA commodity pricing. Weighted average is based on INR’s production in a given month during the course of the calendar year.

Revenues
Oil, natural gas, and NGL sales. Total oil, natural gas and NGL net revenues for the nine months ended September 30, 2025 increased by $46.0 million, or 24%, compared to the nine months ended September 30, 2024. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.

Net production volumes for oil increased 16%, natural gas increased 41% and NGLs increased 22%, respectively, between periods. The oil, natural gas and NGL production volume increase resulted from placing 23 wells on production across our oil weighted assets in the Ohio Utica’s Volatile Oil Window and our natural gas weighted assets in the Marcellus Shale in Pennsylvania during the fourth quarter of 2024 and 2025. The addition of these wells contributed to the overall increase of 7.6 MBoe/d, or 31%, in production relative to the prior period.

Average realized natural gas prices rose 59% during the period driven by higher NYMEX prices and improved differentials. Oil prices fell 15%, reflecting lower NYMEX WTI prices. NGL prices decreased 10% due to lower Mont Belvieu spot prices and changes in product mix.
Operating Expenses

	For the Nine Months Ended September 30,		Change
	2025	2024	Amount	Percent
(in thousands)
Gathering, processing, and transportation	$39,322	$37,852	$1,470	4%
Lease operating	20,383	20,715	(332)	(2)%
Production and ad valorem taxes	4,502	1,264	3,238	256%
Depreciation, depletion and amortization	72,489	56,344	16,145	29%
General and administrative (excluding share-based compensation)	145,068	8,268	136,800	1655%
Total operating expenses	$281,764	$124,443	$157,321	126%

($ per Boe)
Gathering, processing, and transportation	$4.51	$5.67	$(1.16)	(20%)
Lease operating	2.34	3.10	(0.76)	(25%)
Production and ad valorem taxes	0.52	0.19	0.33	173%
Depreciation, depletion and amortization	8.32	8.44	(0.12)	(1)%
General and administrative	16.64	1.24	15.40	1244%
Total operating expenses	$32.32	$18.64	$13.68	73%
Gathering, processing, and transportation. GP&T for the nine months ended September 30, 2025, increased $1.5 million compared to the nine months ended September 30, 2024. This increase was attributed to additional wells brought online in Ohio between periods. GP&T per Boe was $4.51 for the nine months ended September 30, 2025, which represents a decrease of $1.16 per Boe, or 20%, from the prior period. The decrease in per-unit GP&T rate was primarily attributable to increased production volumes in our natural gas-weighted areas of Pennsylvania, which are subject to lower GP&T rates on our internal gathering systems. This shift in volume mix reduced our overall average GP&T rate, as these areas incur fewer processing charges compared to our wet gas-weighted areas in Ohio, where the NGLs require additional processing.

Lease operating. LOE for the nine months ended September 30, 2025, decreased $0.3 million compared to the prior period. LOE per Boe was $2.34 for the nine months ended September 30, 2025, which represents a decrease of $0.76 per Boe, or 25%, from the prior period. This decrease in LOE was primarily related to a combination of (a) lower fixed and semi-variable well costs, such as water disposal, equipment rentals, repair work, wellhead chemicals, labor and electricity, associated with a higher well count from new producing wells drilled or acquired and (b) higher volumes driven by our Pennsylvania Marcellus development.
Production and ad valorem taxes. Production and ad valorem taxes for the nine months ended September 30, 2025, increased $3.2 million compared to the prior period. Production taxes in Ohio are based on our production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of our proved developed oil and gas properties and vary across the different counties in which we operate. Production taxes in Pennsylvania are assessed on producing wells by imposing an impact fee determined based on the market price for natural gas, which commences on the date the well is initially spud and continues for a period of 15 years.
Depreciation, Depletion and Amortization. For the nine months ended September 30, 2025, DD&A expense was $72.5 million, an increase of $16.1 million over the prior period. The primary factor contributing to higher DD&A expense in 2025 was the increase in our overall production volumes between periods, which resulted in an average DD&A rate of $8.12 per Boe.

General and Administrative Expenses. G&A expenses for the nine months ended September 30, 2025 were $145.1 million compared to $8.3 million for the prior period. This increase was primarily due to expenses associated with being a public company and a one-time stock compensation expense of $126.1 million incurred in connection with the IPO. We also had higher payroll and employee-related costs due to higher headcount associated with the growth of the business.
Net Gain (Loss) on Derivative Instruments. The following table presents gains and losses on our derivative instruments for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
(in thousands)
Realized cash settlement gains (losses)	$5,567	$27,755
Non-cash mark-to-market derivative gain (losses)	24,586	(21,358)
Total	$30,153	$6,397
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
We continually evaluate our capital needs and compare them to our capital resources. Our total capital expenditures incurred for the three and nine months ended September 30, 2025 were $95.0 million and $263.8 million, respectively. For the three months ended September 30, 2025, we incurred $83.2 million in development activities, including drilling and completion and midstream, and $11.8 million related to land activities. During the nine months ended September 30, 2025, we incurred $237.9 million in development activities and $25.9 million related to land activities. We funded our capital expenditures for the three and nine months ended September 30, 2025 from cash flows from operations and borrowings incurred under the Credit Facility, which we expect to continue for the remainder of 2025. Our ability to utilize cash flows from operations to fund our development program is driven by our oil and gas production, current commodity prices and our commodity hedge positions in place.
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
In February 2025, we completed our IPO of 15.2 million shares of our Class A common stock at a price to the public of $20.00 per share, resulting in net cash proceeds of $286.5 million after deducting underwriting discounts and commissions. The net proceeds from the offering, along with cash from operations, were used to repay outstanding borrowings under the Credit Facility.

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
The following summarizes our cash flow activity for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
(in thousands)
Net cash provided by operating activities	$186,700	$147,566
Net cash used in investing activities	(279,297)	(194,755)
Net cash provided by financing activities	94,966	47,250
Net increase in cash and cash equivalents	$2,369	$61
Analysis of Cash Flow Changes Between the Nine Months Ended September 30, 2025 and 2024
Operating activities
For the nine months ended September 30, 2025, we generated $186.7 million of cash from operating activities, an increase of $39.1 million from the prior period. Cash provided by operating activities increased primarily due to higher production volumes and higher realized prices for natural gas and associated revenues as compared to the prior period. These factors were partially offset by higher operating expenses during the nine months ended September 30, 2025 as compared to the prior period. Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and on fluctuations in our operating costs between periods.
Investing activities
For the nine months ended September 30, 2025, we spent $269.1 million on capital expenditures in connection with our development activities. We also spent $10.2 million on other property and equipment largely related to midstream activities.

For the nine months ended September 30, 2024, we spent $189.6 million on capital expenditures in connection with our development activities. We also spent $5.2 million on other property and equipment.
Financing activities
For the nine months ended September 30, 2025, the change in financing activity was primarily related to the IPO which generated net proceeds of $286.5 million. We used funds from the IPO, along with cash from operating activities to pay down borrowings under the Credit Facility of $327.0 million since the beginning of the year and paid approximately

$6.8 million of other costs associated with the IPO. We have also made borrowings under the Credit Facility of $143.0 million during the period.

For the nine months ended September 30, 2024, the change in financing activity was primarily related to borrowing $366.9 million under our prior credit facility and repaying $313.1 million of borrowings.
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
See Note 7 – Derivatives and Risk Management for more information on our derivative activities.
Changes in the fair value of derivative contracts from December 31, 2024 to September 30, 2025, are presented below:

(in thousands)	Commodity Derivative Asset
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2024	$(22,938)
Commodity hedge contract settlement payments, net of any receipts	(5,567)
Cash and non-cash mark-to-market gains on commodity hedge contracts (1)	30,153
Net fair value of oil and gas derivative contracts outstanding as of September 30, 2025	$1,648
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

Borrowings under the Credit Facility may be base rate loans or Secured Overnight Financing Rate (“SOFR”) loans. Base rate loans bear interest at a rate per annum equal to the greater of: (i) the administrative agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; or (iii) the adjusted Term SOFR rate (as defined in the Credit Agreement), plus an additional basis point credit spread, plus an applicable margin ranging from 275 basis points to 375 basis points, depending on the percentage of the borrowing base utilized. SOFR loans bear interest at SOFR plus an applicable margin ranging from 275 basis points to 375 basis points, depending on the percentage of the borrowing base utilized, plus an additional basis point credit spread. We also pay a commitment fee on unused elected commitment amounts under the Credit Facility, which is also dependent on the percentage of the borrowing base utilized. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for SOFR loans. The Credit Facility matures in September 2028. On March 31, 2025, the Company amended the Credit Agreement to, among other things, increase each of the aggregate elected commitment amount and borrowing base from $325.0 million to $350.0 million. On May 29, 2025, the Company amended the Credit Agreement to, among other things, amend certain provisions relating to hedging requirements and restrictions in the Credit Agreement. As of September 30, 2025, the Company’s reserves supported a $350.0 million borrowing base, of which $75.4 million was outstanding, leaving $274.6 million of unused capacity. Effective October 1, 2025, the borrowing base under the Credit Facility was increased from $350.0 million to $375.0 million and the aggregate elected commitment amount was also increased from $350.0 million to $375.0 million.
For the three months ended September 30, 2025 and 2024, total interest expense on the Credit Facility was $1.8 million and $6.7 million, respectively. We did not capitalize any interest expense for the three months ended September 30, 2025 and 2024. For the three months ended September 30, 2025 and 2024, the Company’s weighted-average interest rate was 4.4% and 9.3%, respectively.
For the nine months ended September 30, 2025 and 2024, total interest expense on the Credit Facility was $5.3 million and $14.8 million, respectively. We did not capitalize any interest expense for the nine months ended September 30, 2025 and 2024. For the nine months ended September 30, 2025 and 2024, the Company’s weighted-average interest rate was 4.2% and 9.1%, respectively.
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
Based on our production for the three months ended September 30, 2024, our oil, natural gas and NGL sales for the three months ended September 30, 2024 would have moved up or down $4.6 million for each 10% change in oil prices per Bbl, $1.2 million for each 10% change in gas prices per Mcf, and $0.9 million for each 10% change in NGL prices per Bbl. Based on our production for the three months ended September 30, 2025, our oil, natural gas and NGL sales for the three months ended September 30, 2025 would have moved up or down $4.1 million for each 10% change in oil prices per Bbl, $2.7 million for each 10% change in gas prices per Mcf, and $1.0 million for each 10% change in NGL prices per Bbl.
Based on our production for the nine months ended September 30, 2024, our oil, natural gas and NGL sales for the nine months ended September 30, 2024 would have moved up or down $12.2 million for each 10% change in oil prices per Bbl, $3.6 million for each 10% change in gas prices per Mcf, and $3.1 million for each 10% change in NGL prices per Bbl. Based on our production for the nine months ended September 30, 2025, our oil, natural gas and NGL sales for the nine months ended September 30, 2025 would have moved up or down $12.0 million for each 10% change in oil prices per Bbl, $8.1 million for each 10% change in gas prices per Mcf, and $3.5 million for each 10% change in NGL prices per Bbl.
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
We sell our production to a relatively small number of customers, as is customary in our business. We extend and monitor credit based on an evaluation of their financial conditions and publicly available credit ratings. The future availability of a ready market for oil, natural gas and NGLs depends on numerous factors outside of our control, none of which can be predicted with certainty. For the three and nine months ended September 30, 2025, we had three customers that exceeded 10% of total revenues. We do not believe the loss of any single purchaser would materially impact our operating results as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.
Interest Rate Risk
As of September 30, 2025, our reserves supported a $350.0 million credit facility of which $75.4 million in borrowings was outstanding, leaving $274.6 million of unused capacity. Our largest exposure with respect to variable-rate debt comes from changes in the relevant benchmark rate underlying such debt financings, principally SOFR. We currently do not have an interest rate hedge program to hedge our exposure to floating interest rates on our variable-rate debt obligations. If annual interest rates increase 50 basis points, based on our September 30, 2024 and 2025, variable-rate debt, annual interest expense on variable-rate debt would increase by approximately $1.1 million and $0.4 million, respectively.
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
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the period ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in the 2024 Form 10-K. Except as set forth below, there have been no material changes to the risks described in such report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
We cannot guarantee that our Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our Class A common stock and could diminish our cash reserves.
Although our board of directors has authorized the Share Repurchase Program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of Class A common stock. The actual timing and amount of any share repurchases remains subject to a variety of factors, including stock price, trading volume, market conditions, compliance with applicable legal requirements, restrictions in our debt agreements, and other general business considerations. The Share Repurchase Program has no expiration date, but it may be modified, suspended or terminated at any time, and we cannot guarantee that the Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. The failure to repurchase our Class A common stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively affect our stock price. Furthermore, our execution of the Share Repurchase Program could affect the trading price of our Class A common stock and increase volatility, and any announcement of a termination of the Share Repurchase Program may result in a decrease in the trading price of our Class A common stock. In addition, the Share Repurchase Program could diminish our cash reserves.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f)of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the quarter ended September 30, 2025, none of our officers or directors adopted or terminated any such trading arrangements.

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

101*
The following financial information from this Quarterly Report on Form 10-Q of Infinity Natural Resources, Inc. for the quarter ended September 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Redeemable Non-controlling Interest and Stockholders’ (Deficit) Equity / Members’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_____________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY NATURAL RESOURCES, INC.

Date: November 10, 2025	By:	/s/ Zack Arnold
Zack Arnold
President, Chief Executive Officer and Director

	By:	/s/ David Sproule
David Sproule
Executive Vice President, Chief Financial Officer and Director