Form 10-Q
period 2026-06-30
INFINITY NATURAL RESOURCES, INC.
filed 2026-08-10
CIK 2029118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐ No ☒
The number of shares of the Registrant’s Class A common stock and Class B common stock outstanding as of August 6, 2026 was 18,642,028 and 44,780,230, respectively.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Some of the information in this Quarterly Report on Form 10-Q (this “Quarterly Report”) may contain “forward-looking statements.” All statements, other than statements of historical fact included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, our ability to pay future dividends and make share repurchases, prospects, plans and objectives of management, among other similar statements, are forward-looking statements. When used in this Quarterly Report, words such as “may,” “assume,” “forecast,” “could,” “should,” “will,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “target,” “outlook,” “guidance,” “budget” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events at the time such statements were made. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) and in this Quarterly Report. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:
•oil, natural gas and NGL prices;
•our business strategy;
•our ability to integrate operations or realize any anticipated operational or corporate synergies and other benefits of our acquisitions, including the Antero Acquisition (as defined herein);
•the timing and amount of our future production of oil, natural gas and NGLs;
•our estimated proved reserves;
•our ability to achieve or maintain certain financial and operational metrics;
•our drilling prospects, inventories, projects and programs;
•actions taken by the Organization of Petroleum Exporting Countries, or OPEC, and other allied countries, collectively known as OPEC+, as it pertains to the global supply and demand of, and prices for, oil, natural gas and NGLs;
•armed conflict, political instability or civil unrest in oil and gas producing regions, including armed conflict and instability in the Middle East, including the ongoing conflict in Iran, Venezuela, Mexico and the conflict between Russia and Ukraine, and the related potential effects on laws and regulations, or the imposition of economic or trade sanctions;
•our ability to replace the reserves we produce through drilling and property acquisitions;
•the occurrence or threat of epidemic or pandemic diseases, or any government response to such occurrence or threat;
•risks and restrictions related to our debt agreements and the level of our indebtedness;
•risks and restrictions related to our Series A Preferred Stock (as defined herein);
•our financial strategy, leverage, liquidity and capital required for our development program;
•our pending legal matters;
•our ability to comply with environmental, health and safety laws, regulations and obligations;
•our price differentials;
•our ability to reduce or offset our greenhouse gas emissions, including our ability to achieve carbon neutrality;

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
•technological advancements, including artificial intelligence and its application in our industry; and
•our plans, objectives, expectations and intentions contained in this Quarterly Report.
We caution you that these forward-looking statements are subject to all of the risks and uncertainties incident to the development, production, gathering and sale of oil, natural gas and NGLs, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility; inflation; lack of availability and cost of drilling, completion and production equipment and services; supply chain disruption; project construction delays; environmental risks; drilling, completion and other operating risks; lack of availability or capacity of midstream gathering, processing, fractionation and transportation infrastructure; regulatory changes; the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital; the timing of development expenditures; impacts of geopolitical and world health events, including trade wars; cybersecurity risks; and the other risks described under “Item 1A. Risk Factors” in this Quarterly Report and in our 2025 Form 10-K.
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

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following are abbreviations and definitions of certain terms that are commonly used in the oil and natural gas industry and applicable to our operations:
•“AMI” means an area of mutual interest;
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
•“MMcfe/d” means MMcfe per day;
•“Mont Belvieu price” means a natural gas liquids benchmark price at the Mont Belvieu hub;
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
v

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

Part I - Financial Information
Item 1. Financial Statements
INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$25,883	$2,849
Accounts receivable:
Oil and natural gas sales, net	69,690	54,836
Joint interest and other, net	36,031	12,912
Short-term deposit on acquisitions	—	61,200
Prepaid expenses and other current assets	6,537	4,002
Commodity derivative assets	24,599	24,838
Total current assets	$162,740	$160,637
Oil and natural gas properties, full cost method (including $114.2 million and $88.7 million as of June 30, 2026 and December 31, 2025, respectively, excluded from amortization)	1,971,289	1,264,212
Midstream and other property and equipment	352,635	57,116
Less: Accumulated depreciation, depletion, and amortization	(336,501)	(256,712)
Property and equipment, net	$1,987,423	$1,064,616
Operating lease right-of-use assets, net	1,852	1,147
Deferred tax asset, net	301	4,858
Other assets	16,883	6,709
Commodity derivative assets	17,918	2,885
Total assets	$2,187,117	$1,240,852
Total liabilities, stockholders’ equity, redeemable interest and Series A Preferred Stock
Current liabilities:
Accounts payable	$29,852	$38,572
Royalties payable	78,105	39,686
Accrued liabilities and other	76,483	23,021
Operating lease liabilities	593	181
Commodity derivative liabilities, short-term	2,137	1,106
Total current liabilities	$187,170	$102,566
Long-term debt	538,150	150,862
Operating lease liabilities, non-current	1,275	966
Asset retirement obligations	7,497	3,636
Commodity derivative liabilities	298	3,361
Tax receivable agreement	3,592	1,537
Total liabilities	$737,982	$262,928
Series A Preferred Stock ($0.01 par value; 350,000 and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	343,591	—
Redeemable non-controlling interest	706,595	670,785
Stockholders’ equity
Class A common stock ($0.01 par value; 400,000,000 shares authorized, 18,641,598 and 15,542,521 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	186	155
Class B common stock ($0.01 par value; 150,000,000 shares authorized, 44,780,230 and 45,247,974 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	447	452
Additional paid-in capital	382,734	310,972
Retained earnings (accumulated deficit)	15,582	(4,440)
Total stockholders’ equity	398,949	307,139
Total liabilities, stockholders’ equity, redeemable interest and Series A Preferred Stock	$2,187,117	$1,240,852
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Oil, natural gas, and natural gas liquids sales	$170,410	$72,471	$321,114	$156,655
Midstream and other revenues	609	2,005	4,777	2,986
Total revenues	$171,019	$74,476	$325,891	$159,641
Operating expenses:
Gathering, processing, and transportation	29,401	14,515	49,124	26,585
Lease operating	10,028	5,583	18,944	12,354
Production and ad valorem taxes	1,902	3,071	4,251	3,703
Midstream operations and maintenance expense	2,359	711	3,837	1,374
Depreciation, depletion, and amortization	44,414	23,652	80,074	44,910
General and administrative (1)	12,411	5,265	33,824	137,015
Total operating expenses	$100,515	$52,797	$190,054	$225,941
Operating income (loss)	70,504	21,679	135,837	(66,300)
Other income (expense):
Interest, net	(14,733)	(1,360)	(20,522)	(4,427)
Gain (loss) on derivative instruments	57,542	52,121	(7,592)	14,903
Other income (expense)	144	(1,075)	(957)	(1,138)
Net income (loss) before income tax expense (benefit)	113,457	71,365	106,766	(56,962)
Income tax expense (benefit)	5,458	(588)	5,110	(553)
Net income (loss)	$107,999	$71,954	$101,656	$(56,409)
Net income attributable to Infinity Natural Resources, LLC prior to the reorganization	—	—	—	9,914
Net income (loss) attributable to redeemable non-controlling interests	76,247	53,966	71,769	(49,742)
Net income (loss) attributable to Infinity Natural Resources, Inc.	$31,752	$17,988	$29,887	$(16,581)
Weighted-average shares of Class A common stock outstanding:
Basic	18,711,659	15,237,500	18,190,162	15,237,500
Diluted	36,207,325	15,237,500	30,558,472	15,237,500
Net income (loss) attributable to Infinity Natural Resources, Inc. per share of Class A common stock
Basic(2)	$1.35	$1.18	$1.11	$(1.09)
Diluted(2)	$0.88	$1.18	$0.98	$(1.09)
(1) General and administrative expense includes a one-time share-based compensation expense of $126.1 million for the six months ended June 30, 2025, incurred in connection with the Company’s initial public offering (“ IPO”).
(2) Refer to Note 14 – Earnings Per Share to this Quarterly Report for basic and diluted earnings per share calculations.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity, Redeemable Non-controlling Interest and Series A Preferred Stock (Unaudited)
(amounts in thousands, except share amounts)

	Class A		INR Units		Additional Paid in Capital	Retained Earnings /(Accumulated Deficit)	Total	Redeemable Non-controlling Interest	Series A Preferred Stock
Six Months Ended June 30, 2026	Shares	Amount	Shares	Amount

Balance as of December 31, 2025	15,542,521	$155	45,247,974	$452	$310,972	$(4,440)	$307,139	$670,785	$—
Share-based compensation expense		—	—	—	2,262	—	2,262	—	—
RSU vested net of tax withholdings	223,718	2			(1,203)		(1,201)
Net income (loss)	—	—	—	—	—	(1,871)	(1,871)	(4,472)	—
Issuance of Class A common stock for acquisition	2,517,194	25	—	—	35,090	—	35,115	—	—
Issuance of Series A Preferred Stock net of issuance costs	—	—	—	—	—	—	—	—	333,976
Dividends on Series A Preferred Stock	—	—	—	—	—	(3,104)	(3,104)	—	3,104
Exchange of INR Units for Class A common stock	467,744	5	(467,744)	(5)	6,888	—	6,888	(6,888)	—
Change in Tax Receivable Agreement	—	—	—	—	(2,047)	—	(2,047)	—	—
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	—	(162,740)	—	(162,740)	162,740	—
Balance as of March 31, 2026	18,751,177	$187	44,780,230	$447	$189,222	$(9,415)	$180,441	$822,165	$337,080
Share-based compensation expense	—	—	—	—	3,199	—	3,199	—	—
Net income (loss)	—	—	—	—	—	31,752	31,752	76,247	—
Dividends on Series A Preferred Stock	—	—	—	—	—	(6,755)	(6,755)	—	6,755
Preferred Stock issuance costs	—	—	—	—	—	—	—	—	(244)
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	—	191,817	—	191,817	(191,817)	—
Shares repurchased and retired	(109,579)	(1)	—	—	(1,504)	—	(1,505)	—	—
Balance as of June 30, 2026	18,641,598	$186	44,780,230	$447	$382,734	$15,582	$398,949	$706,595	$343,591

	INR Holdings Members’ Equity	Class A		Class B		Additional Paid in Capital	Accumulated Deficit	Total	Redeemable Non-controlling Interest
Six Months Ended June 30, 2025		Shares	Amount	Shares	Amount

Balance as of December 31, 2024	$508,242	—	$—	—	$—	$—	$—	$—	$—
Net income prior to reorganization transactions	9,914	—	—	—	—	—	—	—	—
Effect of the reorganization transaction	(518,156)	—	—	45,638,889	456	—	—	456	517,700
Issuance of common stock in connection with IPO, net of underwriting discounts, commissions and other offering costs	—	15,237,500	152	—	—	198,204	—	198,356	76,911
Share-based compensation expense subsequent to reorganization transactions	—	—	—	—	—	126,895	—	126,895	—
Net loss subsequent to reorganization transactions	—	—	—	—	—	—	(34,569)	(34,569)	(103,707)
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	—	—	(325,099)	(18,276)	(343,375)	343,375
Balance as of March 31, 2025	—	15,237,500	$152	45,638,889	$456	$—	$(52,845)	$(52,237)	$834,279
Share-based compensation expense	—	—	—	—	—	2,293	—	2,293	—
Net income	—	—	—	—	—	—	17,988	17,988	53,965
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	—	—	42,099	—	42,099	(42,099)
Balance as of June 30,2025	—	15,237,500	152	45,638,889	456	44,392	(34,857)	10,143	846,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$101,656	$(56,409)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	80,074	44,892
Amortization of debt issuance costs	4,313	1,090
Share-based compensation expense	5,461	129,188
Loss (gain) on derivative instruments	7,592	(14,903)
Cash paid on settlement of derivative instruments	(24,419)	(808)
Non-cash lease expense	222	163
Deferred income taxes	4,557	(569)
Changes in operating assets and liabilities:
Accounts receivable	(37,973)	37,196
Prepaid expenses and other	(2,015)	863
Accounts payable	7,587	11,443
Royalties payable	25,363	496
Accrued and other expenses	24,091	(2,941)
Other assets and liabilities	(232)	(5,070)
Net cash provided by operating activities	$196,277	$144,631
Cash flows from investing activities:
Additions to oil and gas properties	(241,128)	(188,271)
Antero Acquisition	(622,697)	—
Additions to midstream and other property and equipment	(13,784)	(6,275)
Net cash used in investing activities	$(877,609)	$(194,546)
Cash flows from financing activities:
Borrowings under revolving credit facility	430,530	82,000
Payments on revolving credit facility	(581,376)	(307,000)
Proceeds from issuance of Notes	550,000	—
Proceeds from capital contributions	—	286,465
Proceeds from issuance of Series A Preferred Stock	350,000	—
Payments of credit facility debt issuance costs	(13,625)	(645)
Payments of Notes debt issuance costs	(11,667)	—
Shares of Class A common stock withheld for employee tax obligations upon vesting RSUs	(1,201)	—
Repurchases of Class A common stock	(1,505)	—
Payments of Series A preferred stock issuance costs	(16,736)	—
Payments on notes payable	(55)	(66)
Payments of initial public offering costs	—	(6,760)
Net cash provided by (used in) financing activities	$704,366	$53,994
Net increase (decrease) in cash and cash equivalents	23,034	4,079
Cash and cash equivalents at beginning of period	2,849	2,203
Cash and cash equivalents at end of period	$25,883	$6,282
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 1 – Description of the Business and Basis of Presentation
Description of Business. Infinity Natural Resources, Inc., together with its subsidiaries (collectively referred to as “INR,” the “Company,” “we,” “our,” or “us,” unless the context otherwise indicates), is an independent oil and natural gas exploration, production and midstream company engaged in the acquisition, exploration, and development of properties for the production of oil, natural gas, and natural gas liquids (“NGLs”) from underground reservoirs, as well as the gathering of natural gas. Our operations are located in the Appalachian Basin, primarily in Pennsylvania and Ohio, targeting the Utica and Marcellus Shale formations.
Principles of Consolidation and Basis of Presentation. The accompanying unaudited condensed consolidated financial statements present the financial position, results of operations, and cash flows of the Company in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025 and the related notes included in the 2025 Form 10-K. The condensed consolidated balance sheet as of December 31, 2025 was derived from the Company’s audited consolidated financial statements as of that date.
In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of interim financial information, have been included. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. The consolidated financial statements include the accounts of the Company, its subsidiary, Infinity Natural Resources, LLC (“INR Holdings”), and INR Holdings’ wholly-owned subsidiaries. Redeemable non-controlling interests represent third-party ownership in INR Holdings and are presented within mezzanine equity because the interests are redeemable upon the occurrence of events that are not solely within the Company’s control. Refer to Note 12 – Stockholders’ Equity and Noncontrolling Interest to this Quarterly Report for a discussion of noncontrolling interest.
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
Note 2 – Summary of Significant Accounting Policies
Refer to Note 2 – Summary of Significant Accounting Policies of the 2025 Form 10-K for the full list of our significant accounting policies.
Business Combinations. We account for business combinations under the Business Combinations Topic of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (“ASC”) 805, which requires identifiable assets acquired and liabilities assumed to be recognized at their acquisition date fair values. See Note 4 – Acquisitions for further discussion of the Antero Acquisition.
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
Series A Preferred Stock. The Company accounts for its Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), in accordance with the applicable guidance in ASC 480 and SEC guidance for redeemable equity instruments. The Series A Preferred Stock is classified as mezzanine equity because it is redeemable

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
upon the occurrence of events that are not solely within the Company’s control. All financial instruments are evaluated for embedded derivative features by analyzing each feature against the nature of the host instrument (e.g., more equity-like or debt-like). Features identified as freestanding instruments or bifurcated embedded derivatives that are material are recognized separately as a derivative asset or liability. The Series A Preferred Stock is initially recorded at the net proceeds received, net of directly attributable issuance costs. The carrying amount of the Series A Preferred Stock is not adjusted to redemption value unless the instrument becomes redeemable or probable of becoming redeemable. If redemption becomes probable, the Company will accrete the carrying amount to redemption value using the interest method over the period to the earliest redemption date. Cumulative dividends, including paid-in-kind (“PIK”) dividends, are treated as deemed dividends and reduce income available to holders of the Company’s Class A common stock, par value $0.01 per share (“Class A common stock”), in the calculation of earnings per share.

The Company measures PIK dividends based on the stated dividend rate applied to the liquidation preference of the Series A Preferred Stock. Accordingly, changes in the liquidation preference resulting from PIK dividends increase the carrying value of the Series A Preferred Stock when accrued and reduce the carrying value when paid. Furthermore, PIK dividends reduce income available to holders of the Company’s Class A common stock for purposes of calculating earnings per share.

Transportation Optimization Activities. The Company may enter into asset management arrangements and other transportation optimization activities related to firm transportation capacity. Amounts received from third parties associated with the utilization or optimization of such transportation capacity are recognized within midstream and other revenue. Costs associated with the Company’s underlying firm transportation commitments continue to be recognized within gathering, processing and transportation expense.
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
Redeemable Non-controlling Interest. Redeemable non-controlling interests are presented within our unaudited condensed consolidated balance sheet as of June 30, 2026 as mezzanine equity as they are redeemable upon the occurrence of an event that is not solely within our control. The carrying amount of the redeemable non-controlling interest is equal to the greater of (1) the carrying value of the non-controlling interest adjusted each reporting period for income or loss attributable to the non-controlling interest or (2) the redemption value. Remeasurements to the redemption value of the redeemable non-controlling interest are recognized in additional paid-in capital within the unaudited condensed consolidated balance sheet as of June 30, 2026. The redemption amount is calculated based on the 5-day volume-weighted average closing price of Class A common stock at the end of each reporting period. The portion of the net income or loss attributable to redeemable non-controlling interest is reported as net income or loss attributable to redeemable non-

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
controlling interests on our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2026.
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
Tax Receivable Agreement. The Company entered into a Tax Receivable Agreement (“TRA”) with the owners of INR Holdings prior to the IPO (“Legacy Owners”), which generally provides for the payment by us to the Legacy Owners of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that we (a) actually realize with respect to taxable periods ending after the IPO or (b) are deemed to realize in the event of a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations and certain changes to the composition of our board of directors) or the TRA terminates early (at our election or as a result of our breach) with respect to any taxable periods ending on or after such change of control or early termination event, in each case, as a result of (i) the tax basis increases resulting from the exchange of common units representing limited liability company interests in INR Holdings (“INR Units”) and the corresponding surrender of an equivalent number of shares of the Company’s Class B common stock, par value $0.01 per share (“Class B common stock”), by the Legacy Owners for a number of shares of Class A common stock on a one-for-one basis or, at our option, the receipt of an equivalent amount of cash pursuant to the Second Amended and Restated Limited Liability Company Agreement of INR Holdings (the “INR Holdings LLC Agreement”) and (ii) deductions arising from imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, any payments we make under the TRA. The Company recognizes a liability for the estimated amounts payable under the TRA when it is probable that taxable income will be sufficient to realize the related tax benefits and the amounts can be reasonably estimated. The liability is measured using a “with and without” approach and is reassessed at each reporting period, with changes in estimates recognized in income tax expense. See Note 10 – Income Taxes and Tax Receivable Agreement for further details.
Earnings per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) available to holders of Class A common stock by the weighted average number of shares of Class A common stock outstanding during the period. Net income attributable to Class A common stock is reduced by dividends on the Series A Preferred Stock, including PIK dividends, whether or not declared. Diluted earnings per share gives effect, when applicable, to unvested restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted under the Plan (as defined herein), the exchange of INR Units (and the cancellation of an equal number of shares of Class B common stock) held by the Legacy Owners into Class A common stock and the assumed conversion of the Series A Preferred Stock. The Company uses the “if-converted” method to determine the potential dilutive effect of exchanges of INR Units (and the cancellation of an equal number of shares of Class B common stock), and the treasury stock method to determine the potential dilutive effect of vesting of outstanding equity awards.
Share-based Compensation. The Company accounts for share-based compensation in accordance with ASC 718, Compensation — Stock Compensation. Share-based awards, including RSUs and PSUs, are measured at their grant-date fair value and recognized as compensation expense on a straight-line basis over the requisite service period, which

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
generally corresponds to the vesting period of the award. As RSUs and PSUs are equity classified awards, compensation expense is recorded within equity.
For RSUs, fair value is determined based on the closing stock price of the Company’s Class A common stock on the grant date. RSUs represent awards that entitle the holder to receive shares of the Company’s Class A common stock upon vesting, subject to satisfaction of applicable service conditions. For PSUs with market-based vesting conditions, fair value is estimated using a Monte Carlo simulation model and is not subsequently remeasured. Compensation expense for market-based awards is recognized regardless of whether the market condition is ultimately satisfied, provided the requisite service condition is met. The Company accounts for forfeitures as they occur.
Recently Issued Accounting Standards
Accounting Standards Not Yet Adopted. In December 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, to clarify the scope and presentation requirements for interim U.S. GAAP financial statements and to consolidate interim disclosure requirements. Under this ASU, entities must disclose material events or changes occurring after year end that affect interim periods. The amendments in this ASU are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the adoption of this guidance.
In November 2024, the FASB issued ASU 2024-03 — Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories within the footnotes, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) DD&A (as defined herein) recognized as part of oil- and gas-producing activities or other depletion expenses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance.
Note 3 – Revenues
The sales of crude oil, natural gas, and NGLs presented in the unaudited condensed consolidated statements of operations represent the Company’s share of the revenues net of royalties and exclude revenue interests by others. When marketing production on behalf of royalty or working interest owners, the Company acts as an agent and, therefore, reports the revenue on a net basis.
Crude oil, natural gas, and NGL sales are recognized at the point in time when control of the product is transferred to the customer. Virtually all of our contract pricing provisions are based on market indices, with adjustments for transportation costs, quality differentials, and other contractual factors.
The table below provides disaggregated information on the Company’s oil, natural gas, and NGL revenues included in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands)
Oil revenues	$96,599	$31,555	$153,422	$78,601
Natural gas revenues	46,145	30,483	120,670	53,332
NGL revenues	27,666	10,433	47,022	24,722
Oil, natural gas, and natural gas liquids sales	$170,410	$72,471	$321,114	$156,655

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Oil Sales
Our crude oil sales contracts are generally structured such that oil is delivered to the customer at a contractually agreed-upon delivery point, typically at the tank. Revenue is recognized when control and legal title transfers to the customer at the delivery point based on the net price received. Downstream transportation or marketing costs incurred by purchasers are reflected in the price received and are presented as a net reduction to oil sales revenues.
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
Midstream and Other Revenue

The Company owns and operates certain gathering and related midstream infrastructure that supports its oil and natural gas operations. Midstream and other revenue primarily consists of (i) gathering revenues earned from third-party and working interest owner volumes transported through the Company’s gathering systems (ii) revenues earned from water midstream activities, including the provision of fresh water and produced water gathering, recycling and handling and (iii) amounts earned from transportation optimization activities, including asset management arrangements (“AMAs”), capacity utilization fees, spread-share arrangements, transportation reimbursements and similar activities associated with the Company’s firm transportation capacity. Amounts received from these activities are recognized within Midstream and other revenue in the unaudited condensed consolidated statements of operations. Costs associated with the Company’s underlying firm transportation commitments continue to be recognized within the gathering, processing and transportation expense line item.
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

For all commodity products, the Company recognizes revenue in the month production is delivered to the purchaser. Settlement statements for crude oil sales are generally received within 30 days following delivery, while settlement statements for natural gas and NGL sales may be received approximately 30 to 60 days after delivery. Payment is unconditional once the performance obligations have been satisfied. At that time, the delivered volumes and applicable sales prices can be reasonably estimated and amounts due from customers are accrued in Accounts receivable – oil and natural gas sales, net in the unaudited condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, such receivable balances were $69.7 million and $54.8 million, respectively.
Note 4 - Acquisitions
2026 Antero Acquisition
On February 23, 2026, the Company completed the acquisition of a 60% undivided interest in certain upstream oil and gas properties and related midstream assets in Ohio from affiliates of Antero Resources Corporation and Antero Midstream LLC (the “Antero Acquisition”) for aggregate cash consideration of approximately $683.9 million. For a complete discussion of the transaction, the financing structure, and the Level 3 fair value measurement methodologies utilized, see Note 4 – Acquisitions in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.
As of June 30, 2026, the purchase price allocation remains provisional and subject to change. There were no material adjustments made to the provisional fair values during the three months ended June 30, 2026. The Company expects to

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
finalize the post-closing purchase price adjustments when the final settlement occurs. The following table presents the provisional allocation of the Company’s consideration to the identifiable assets acquired based on their estimated fair values as of June 30, 2026:

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
Actual and Pro Forma Information
For the three and six months ended June 30, 2026, the operating results of the Antero Acquisition included in the unaudited condensed consolidated statements of operations represented approximately $20.9 million and $34.1 million of revenue, and $10.5 million and $18.4 million of income from operations, respectively. The following unaudited pro forma financial information represents a summary of the condensed combined results of operations for the three and six months ended June 30, 2026 and 2025, assuming the Antero Acquisition occurred on January 1, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Revenues	$171,019	$104,381	$341,968	$219,450
Net income (loss)	107,999	74,138	104,925	(51,723)
Net income (loss) attributable to Infinity Natural Resources, Inc.	31,752	16,056	30,851	(15,409)
Basic net income (loss) per share	$1.35	$0.60	$1.17	$(1.91)
Diluted net income (loss) per share	$0.88	$0.60	$1.01	$(1.91)
Note 5 – Property, Plant, and Equipment
Oil and Natural Gas Properties
We utilize the full cost method of accounting for costs related to the exploration, development, and acquisition of oil and natural gas properties. Our capitalized costs of oil and natural gas properties and the related accumulated depreciation, depletion, and amortization as of June 30, 2026 and December 31, 2025 are as follows:

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	June 30, 2026	December 31, 2025
(in thousands)
Oil and natural gas properties:
Proved properties	$1,857,133	$1,175,523
Unproved properties	114,156	88,689
Gross oil and natural gas properties	1,971,289	1,264,212
Less: accumulated depreciation, depletion, and amortization	(321,977)	(249,296)
Oil and natural gas properties, net	$1,649,312	$1,014,916
The increase in proved property costs during the six months ended June 30, 2026 reflects the acquisition of oil and natural gas properties in connection with the Antero Acquisition discussed in Note 4 – Acquisitions to this Quarterly Report and development activities during the period.

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter which determines a limit, or ceiling, on the book value of proved oil and natural gas properties. When the book value is in excess of the ceiling value, an impairment is recognized. No impairment expense was recorded for the three and six months ended June 30, 2026 based on the results of the quarterly ceiling test.

Capitalized costs of oil and natural gas properties are subject to a ceiling test that limits such pooled costs, net of applicable deferred taxes, to the aggregate of the present value of future net revenues attributable to proved oil, natural gas, and NGL reserves discounted at 10%. Any costs in excess of the ceiling are written off as a non-cash expense. The expense will not be reversed in future periods, despite commodity price increases which subsequently increase the ceiling. Companies using the full cost method are generally required to utilize the unweighted arithmetic average of the first-day-of-the-month commodity prices for the preceding 12-month period, adjusted for applicable basis differentials, in determining the ceiling test value. The Company does not designate derivative contracts as cash flow hedges.
Capitalized costs of proved properties are computed on a units-of-production basis based on estimated proved reserves, whereby the depletion rate is determined by dividing the total unamortized cost base plus future development costs by estimated proved reserves on a net equivalent basis at the beginning of the period. The depletion rate is multiplied by total production for the period to compute depletion expense. The following table shows our depletion expense for the three and six months ended June 30, 2026 and 2025 related to oil and gas properties:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per Mcfe amounts)	2026	2025	2026	2025
Depletion of Proved Oil and Natural Gas Properties	38,756	22,920	72,681	43,497
Average Depletion Rate per Mcfe	$1.23	$1.27	$1.24	$1.36
Costs associated with unproved properties are excluded from the amortization base until the properties are evaluated or impairment is indicated. The costs associated with unproved leasehold acreage, related seismic data, wells currently drilling and related capitalized interest are initially excluded from the amortization base. Leasehold costs are either transferred to the amortization base with the costs of drilling a well on the lease or are assessed at least annually for possible impairment or reduction in value.
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

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Other Property and Equipment
Our other property and equipment consists of the following assets that are recorded at cost and depreciated on a straight-line basis over the respective estimated useful lives.

	June 30, 2026	December 31, 2025
Midstream assets	$347,298	$53,077
Other property and equipment	5,337	4,039
Gross midstream and other property and equipment	352,635	57,116
Less: accumulated depreciation	(14,524)	(7,416)
Total midstream and other property and equipment, net	$338,111	$49,700
The increase in midstream assets during the six months ended June 30, 2026 was primarily attributable to the acquisition of midstream assets as part of the Antero Acquisition described in Note 4 – Acquisitions to this Quarterly Report.
The estimated useful lives of other property and equipment depreciated on a straight-line basis are as follows:

Midstream assets	5 – 25 years
Vehicles	5 years
Furniture, fixtures, and office equipment	3 – 10 years
Leasehold improvements	5 years
The carrying value of long-lived assets that are not part of the Company’s full cost pool are evaluated for recoverability whenever events or changes in circumstances indicate that their carrying values may not be recoverable. If an impairment exists, the impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value. No impairment was recognized during the three or six months ended June 30, 2026 or 2025.

Depreciation expense related to midstream and other property and equipment was approximately $5.7 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively, and approximately $7.1 million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively.
Note 6 – Accrued Liabilities and Other
The Company’s accrued liabilities as of June 30, 2026 and December 31, 2025 consisted of the following amounts:

	June 30, 2026	December 31, 2025
Accrued capital expenditures	40,619	7,270
Accrued general and administrative expenses	6,379	7,706
Accrued interest on Notes	11,834	—
JIB advance deposits	9,305	1,296
Other accrued liabilities	8,346	6,749
Total accrued liabilities	$76,483	$23,021

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Note 7 – Long-Term Debt
Credit Facility
On September 25, 2024, INR Holdings entered into a credit facility led by Citibank, N.A. (the “Credit Facility” and the credit agreement governing the Credit Facility, as amended, the “Credit Agreement”) with a syndicate of financial institutions with an initial aggregate elected commitment amount and initial borrowing base of $325.0 million. On March 31, 2025, the Company amended the Credit Agreement to, among other things, increase each of the aggregate elected commitment amount and borrowing base from $325.0 million to $350.0 million. On May 29, 2025, the Company amended the Credit Agreement to, among other things, amend certain provisions relating to hedging requirements and restrictions in the Credit Agreement. Effective October 1, 2025, the borrowing base under the Credit Facility increased from $350.0 million to $375.0 million and the aggregate elected commitment amount was also increased from $350.0 million to $375.0 million. On December 5, 2025, INR Holdings entered into that certain Third Amendment to Credit Agreement, which among other things amended certain provisions relating to hedging requirements and restrictions, debt incurrences and permitted acquisitions in the Credit Agreement. On February 23, 2026, INR Holdings entered into a fourth amendment to the Credit Agreement (the “Fourth Amendment”). The Fourth Amendment, among other things, increased the aggregate elected commitment and borrowing base under the Credit Agreement from $375.0 million to $875.0 million and removed the credit spread adjustment previously applicable to Secured Overnight Financing Rate (“SOFR”) borrowings. The borrowing base is based on the net present value of our oil and gas properties and is subject to semi-annual redeterminations. On June 22, 2026, INR Holdings entered into a fifth amendment to the Credit Agreement (the “Fifth Amendment”). Among other things, the Fifth Amendment revised certain provisions governing restricted payments and expanded the circumstances under which certain restricted payments may be made under the Credit Agreement. The Credit Facility is guaranteed by INR Holdings’ subsidiaries and is secured by first priority security interests on substantially all of INR Holdings’ consolidated assets.
The Credit Facility bears interest at a rate equal to, at the Company’s election, either (a) SOFR benchmark plus an applicable margin that varies from 2.75% to 3.75% per annum or (b) a base rate plus an applicable margin that varies from 1.75% to 2.75% per annum, based on borrowing base utilization. The Company is also required to pay a commitment fee of 0.50% per annum on the average daily unused portion of the current aggregate commitments under the Credit Facility. The Company is also required to pay customary letter of credit and fronting fees. As of June 30, 2026, the Company had no borrowings outstanding under the Credit Facility, leaving approximately $875.0 million of available borrowing capacity. The Company was in compliance with all financial covenants under the Credit Facility as of June 30, 2026. Borrowings outstanding under the Credit Facility were approximately $150.8 million as of December 31, 2025.
Interest expense related to the Credit Facility was approximately $5.3 million and $3.5 million for the six months ended June 30, 2026 and 2025, respectively. For the three month periods ended June 30, 2026 and 2025, the corresponding interest expense was approximately $0.9 million in each period, respectively. Approximately $0.2 million and $0.0 million of interest were capitalized for the six months ended June 30, 2026 and 2025, respectively, and $0.1 million and $0.0 million were capitalized for the three months ended June 30, 2026 and 2025, respectively. The weighted-average interest rate on borrowings outstanding under the Credit Facility was 6.8% and 4.2% during the six months ended June 30, 2026 and 2025, respectively.
Debt issuance costs associated with the Credit Facility are capitalized and presented within other assets in the unaudited condensed consolidated balance sheets because they relate to a revolving line of credit rather than a specific borrowing. As of June 30, 2026 and December 31, 2025, capitalized debt issuance costs related to the Credit Facility were approximately $16.8 million and $6.7 million, respectively.
Amortization of debt issuance costs, which is included within interest expense in the unaudited condensed consolidated statements of operations, was approximately $3.6 million and $1.1 million for the six months ended June 30, 2026 and 2025, respectively, and approximately $1.8 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively.
The Credit Facility also requires INR Holdings to maintain compliance as of the end of each fiscal quarter with financial covenants consisting of a Current Ratio of not less than 1.0 to 1.0 and a Consolidated Total Net Leverage Ratio no greater than 3.0 to 1.0, each of which is defined within the terms of the Credit Agreement. We were in

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
compliance with the covenants and financial ratios under the Credit Facility described above through the date these unaudited condensed consolidated financial statements were available to be issued.
7.625% Senior Notes due 2031
On March 20, 2026, INR Holdings issued $550.0 million aggregate principal amount of 7.625% senior notes due 2031 (the “Notes”) at par. The Notes were issued pursuant to an Indenture, dated March 20, 2026 (the “Indenture”), by and among INR Holdings, certain subsidiary guarantors party thereto (the “Guarantors”), and U.S. Bank Trust Company, National Association, as trustee. The Notes bear interest at a fixed rate of 7.625% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2026. The Notes will mature on April 1, 2031, unless earlier redeemed or repurchased.
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
The Company incurred approximately $12.5 million of debt issuance costs in connection with the issuance of the Notes during the six months ended June 30, 2026. As of June 30, 2026, approximately $11.9 million of unamortized debt issuance costs remained and are presented as a direct reduction of the carrying amount of the Notes. Amortization of debt issuance costs related to the Notes was approximately $0.1 million and $0.7 million for the three and six months ended June 30, 2026, respectively.
The fair value of the Notes is based on estimates of current rates available for similar issues with similar maturities and are classified as Level 2 in the fair value hierarchy. The carrying value reported for the Notes approximates fair value because the underlying instruments are at interest rates which approximate current market rates.

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
We typically enter into over-the-counter (OTC) derivative contracts with financial institutions and regularly monitor the creditworthiness of all counterparties. Certain of our hedging arrangements are with counterparties that are also lenders (or affiliates of lenders) under our Credit Facility. As of June 30, 2026 and December 31, 2025, we did not have any cash or letters of credit posted as collateral for our derivative financial instruments.
The Company does not designate any of its derivative instruments as cash flow hedges; therefore, all changes in fair value of our derivative instruments are recognized in other income within the unaudited condensed consolidated statements of operations. We recognize all derivative instruments as either assets or liabilities at fair value within the unaudited condensed consolidated balance sheets, subject to netting arrangements with our counterparties that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities.
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
The following tables provide information about the Company’s derivative financial instruments. The tables present the notional amount, the weighted average contract prices and the fair values by expected maturity dates as of June 30, 2026.

	Volume	Weighted Average Price	Fair Value as of June 30, 2026
Oil	(in MBbls)	($ per Bbl)	(in thousands)
Fixed price swaps
2026	1,480	$63.51	$(7,652)
2027	1,710	65.08	(2,372)
2028	884	70.87	5,088
Total	4,074		$(4,936)

	Volume	Floor / Ceiling	Fair Value as of June 30, 2026
Oil	(in MBbls)	($ per Bbl)	(in thousands)
Price collars
2026	182	$ 70.00 - 78.00	$668
2027	350	70.00 - 84.60	2,362
Total	543		$3,030

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Volume	Weighted Average Price	Fair Value as of June 30, 2026
Natural gas	(in MMBtu)	($ per MMBtu)	(in thousands)
Fixed basis swaps
2026	8,840,000	$3.05	$5,370
2027	10,372,000	2.96	2,884
Total	19,212,000		$8,254

	Volume	Weighted Average Price	Fair Value as of June 30, 2026
Natural gas	(in MMBtu)	($ per MMBtu)	(in thousands)
NYMEX
2026	23,563,000	$4.04	$14,979
2027	44,334,000	3.91	19,994
2028	35,370,000	3.76	2,863
2029	29,970,000	3.61	(520)
2030	26,310,000	3.56	283
Total	159,547,000		$37,599

	Volume	Basis Differential	Fair Value as of June 30, 2026
Natural gas	(in MMBtu)	($ per MMBtu)	(in thousands)
Basis swaps
2026	28,869,000	$(0.98)	$(6,053)
2027	29,537,000	(0.62)	(1,749)
2028	33,086,000	(0.51)	(1,124)
Total	91,492,000		$(8,926)

	Volume	Weighted Average Price	Fair Value as of June 30, 2026
Ethane	(in gallons)	($ per gallon)	(in thousands)
Fixed price swaps
2026	4,431,000	$0.29	$192
2027	7,116,000	0.24	124
Total	11,547,000		$316

	Volume	Weighted Average Price	Fair Value as of June 30, 2026
Propane	(in gallons)	($ per gallon)	(in thousands)
Fixed price swaps
2026	27,808,000	$0.76	$1,226
2027	35,506,000	0.72	1,599
Total	63,314,000		$2,825

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Volume	Weighted Average Price	Fair Value as of June 30, 2026
Isobutane	(in gallons)	($ per gallon)	(in thousands)
Fixed price swaps
2026	5,837,000	$0.96	$150
2027	7,648,000	0.91	447
Total	13,485,000		$597

	Volume	Weighted Average Price	Fair Value as of June 30, 2026
Normal butane	(in gallons)	($ per gallon)	(in thousands)
Fixed price swaps
2026	7,652,000	$0.93	$108
2027	9,764,000	0.86	406
Total	17,416,000		$514

	Volume	Weighted Average Price	Fair Value as of June 30, 2026
Pentane	(in gallons)	($ per gallon)	(in thousands)
Fixed price swaps
2026	6,757,000	$1.50	$213
2027	9,050,000	1.39	322
2028	3,510,000	1.38	274
Total	19,317,000		$809
Derivative assets and liabilities are presented below as gross assets and liabilities, without regard to master netting arrangements, which are considered in the presentation of derivative assets and liabilities in the accompanying balance sheets.
The following table summarizes the gross fair value of our derivative assets and liabilities and the effect of netting as of June 30, 2026 and December 31, 2025:

	June 30, 2026
Balance Sheet Classification	Gross Amounts	Netting Adjustment	Net Amounts Presented on Balance Sheet
(in thousands)
Assets
Commodity derivative assets, short-term	$40,030	$(15,431)	$24,599
Commodity derivative assets, long-term	26,261	(8,343)	17,918
Total assets	$66,290	$(23,774)	$42,517
Liabilities
Commodity derivative liabilities, short-term	$(4,417)	$2,281	$(2,137)
Commodity derivative liabilities, long-term	(298)	—	(298)
Total liabilities	$(4,715)	$2,281	$(2,435)

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	December 31, 2025
Balance Sheet Classification	Gross Amounts	Netting Adjustment	Net Amounts Presented on Balance Sheet
(in thousands)
Assets
Commodity derivative assets, short-term	$32,718	$(7,880)	$24,838
Commodity derivative assets, long-term	7,701	(4,816)	2,885
Total assets	$40,419	$(12,696)	$27,723
Liabilities
Commodity derivative liabilities, short-term	$(8,986)	$7,880	$(1,106)
Commodity derivative liabilities, long-term	(8,177)	4,816	(3,361)
Total liabilities	$(17,163)	$12,696	$(4,467)
Our total derivative gains and losses for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Realized gain (loss) on derivative instruments	$(6,427)	$2,777	$(24,419)	$(808)
Unrealized gain (loss) on derivative instruments	63,969	49,343	16,827	15,710
Total gain (loss) on derivative instruments	$57,542	$52,121	$(7,592)	$14,903
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
The carrying values of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities on the unaudited consolidated balance sheets approximate fair value because of their short-term nature. Additionally, the carrying value of outstanding borrowings under our Credit Facility approximates fair value because the interest rates are variable and reflective of market rates. We consider the fair value of our Credit Facility to be a Level 2 fair value measurement on the fair value hierarchy.
The Notes were issued in a private placement and are carried at amortized cost. The estimated fair value of the Notes is determined using observable market inputs, including prices and yields for similar debt instruments with comparable terms and maturities, and is categorized as a Level 2 fair value measurement on the fair value hierarchy. As of June 30, 2026, the carrying value of the Notes approximated their estimated fair value.
Recurring Fair Value Measurements
The following table presents, for each applicable level within the fair value hierarchy, the Company’s net derivative assets and liabilities, including both current and noncurrent portions, measured at fair value on a recurring basis.

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	June 30, 2026
	Level 1	Level 2	Level 3	Fair Value
(in thousands)
Assets
Fixed price swaps	$—	$50,915	$—	$50,915
Basis swaps	—	1,256	—	1,256
Collars	—	4,213	—	4,213
Liabilities
Fixed price swaps	—	(4,937)	—	(4,937)
Basis swaps	—	(10,183)	—	(10,183)
Collars	—	(1,183)	—	(1,183)
Total	$—	$40,082	$—	$40,082

	December 31, 2025
	Level 1	Level 2	Level 3	Fair Value
(in thousands)
Assets
Fixed price swaps	$—	$33,079	$—	$33,079
Basis swaps	—	349	—	349
Liabilities
Fixed price swaps	—	—	—	—
Basis swaps	—	(10,172)	—	(10,172)
Total	$—	$23,256	$—	$23,256
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
Note 10 – Income Taxes and Tax Receivable Agreement
The Company recorded income tax of $5.5 million and $5.1 million for the three and six months ended June 30, 2026. The Company recorded ($0.6 million) income tax expense (benefit) for both the three and six months ended June 30, 2025.
In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon currently known facts and circumstances and applies that rate to its year-to-date earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes. The Company’s interim effective tax rate, inclusive of any discrete items, was 4.97% and 4.95% for the three and six months ended June 30, 2026, respectively, and 1.01% for both the three and six months ended June 30, 2025. The Company’s effective income tax rate differs from the U.S. statutory rate primarily because the income attributable to the redeemable non-controlling interest is pass-through income not subject to U.S. federal income tax within the entities included in the Company’s unaudited condensed consolidated financial statements.

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Our predecessor, INR Holdings, is a limited liability company treated as a partnership for U.S. federal income tax purposes and, therefore, has not been subject to U.S. federal income tax at an entity level. As a result, the consolidated net income/(loss) in our historical financial statements does not reflect the tax expense/(benefit) we would have incurred if we were subject to U.S. federal income tax at an entity level during the periods prior to the IPO. INR Holdings continues to be treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to members, including the Company, and any taxable income of INR Holdings is reported in the respective tax returns of its members.
The Company had no activity or holdings prior to the IPO.
During the period ended June 30, 2026, the Company’s taxable income attributable to its interest in INR Holdings was lower than its share of book income, which reduced the Company’s deferred tax asset related to its investment in INR Holdings, and the Company expects to release the full valuation allowance associated with its investment in INR Holdings in 2026.
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
On March 13, 2026, Legacy Owners redeemed 467,744 INR Units for shares of Class A common stock on a one-for-one basis. Concurrently with each redemption of the INR Units, an equal number of shares of Class B common stock were cancelled. The Company recognizes a liability for the estimated amounts payable under the TRA when it is probable that taxable income will be sufficient to realize the related tax benefits and the amounts can be reasonably estimated. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income of the Company in the future. Changes in tax laws or rates could also materially impact the estimated liability. As of June 30, 2026, the Company recorded a TRA liability of $3.6 million, all of which has been classified as a non-current liability.
Note 11 – Series A Convertible Preferred Stock
On February 18, 2026, the Company entered into a Securities Purchase Agreement with affiliates of Quantum Capital Group (“Quantum”) and Carnelian Energy Capital Management (“Carnelian”) pursuant to which the Company issued and sold an aggregate of 350,000 shares of Series A Preferred Stock at an original purchase price of $1,000.00 per share, for total gross proceeds of $350.0 million on February 23, 2026 (the “Preferred Stock Transaction”). The Series A Preferred Stock carries an initial liquidation preference of $1,000 per share and ranks senior to the Company’s Class A common stock with respect to dividend rights and rights upon liquidation.
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
Beginning three years after issuance, the Company has the right to require mandatory conversion of all or any portion of the Series A Preferred Stock into shares of Class A common stock, provided that the closing price of the Company’s Class A common stock exceeds 140% of the conversion price for 20 of 30 consecutive trading days and certain liquidity conditions are met.
The Company has the option to redeem the Series A Preferred Stock beginning on the fifth anniversary of the initial issuance date at a redemption price that will provide the holders with a 15.0% per annum internal rate of return (“IRR”) based on the initial liquidation preference through the redemption date.
Holders of the Series A Preferred Stock have the right to require the Company to repurchase their shares upon the occurrence of a Change of Control (as defined in the Certificate of Designation of the Series A Preferred Stock). A Change of Control is defined to include, among other events, the acquisition by a third party of more than 50% of the Company’s voting stock, a sale of all or substantially all of the Company’s assets, or a delisting of the Class A common stock from a national securities exchange. Upon a Change of Control, each holder may elect to either (i) convert at the then-current conversion price or (ii) require the Company to repurchase such shares at the Change of Control Repurchase Price (as defined in the Certificate of Designation of the Series A Preferred Stock), which is the greater of (a) an amount (together with all prior distributions) necessary to achieve a 13.0% per annum IRR on the initial liquidation preference or (b) a 1.30x return on the initial liquidation preference.
The Series A Preferred Stock is classified as temporary (mezzanine) equity on the unaudited condensed consolidated balance sheets because the instrument is redeemable for cash upon the occurrence of a Change of Control, an event that is not solely within the Company’s control. The Company evaluated the Series A Preferred Stock for embedded derivative features, including certain dividend rate step-up provisions related to credit agreement restrictions and share issuance limitations. Based on this evaluation, the Company concluded that these features do not result in material derivative instruments requiring separate accounting as of the issuance date or as of June 30, 2026.
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
As of June 30, 2026, the carrying amount of the Series A Preferred Stock was $343.6 million. The increase in carrying value from issuance was primarily attributable to cumulative PIK dividends recognized through June 30, 2026.
Note 12 – Stockholders’ Equity and Noncontrolling Interest
As of June 30, 2026, the Company’s equity structure consists of Class A common stock, Class B common stock and Series A Preferred Stock. Each share of Class A common stock entitles its holder to one vote per share and the right to receive dividends and other distributions when, as, and if declared by our board of directors. Class A stockholders are also entitled to share in any assets remaining upon liquidation, after satisfaction of all debts and liabilities. Holders of Class A common stock do not have preemptive or conversion rights. The Class A common stock is economically entitled to the results of operations of the Company, through its ownership interest in INR Holdings. Legacy Owners own an approximate 70.6% interest in INR Holdings, and we own an approximate 29.4% interest in INR Holdings.
Each share of Class B common stock entitles its holder to one vote per share on matters submitted to the Company’s stockholders but does not provide the holder with economic rights. Holders of Class B common stock do not participate in dividends or other distributions and have no rights to Company assets upon liquidation. Each share of Class B common stock is paired with one INR Unit and is cancellable upon exchange or redemption of the corresponding INR Unit for one share of Class A common stock or, at our option, the receipt of an equivalent amount of cash. INR Units represent economic interests in INR Holdings.

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
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
As of June 30, 2026, the Company consolidates the financial results of INR Holdings in its unaudited condensed consolidated financial statements. The portion of net income and equity attributable to the INR Units held by the Legacy Owners is reported as a redeemable non-controlling interest within mezzanine equity in the unaudited condensed consolidated financial statements.
Note 13 – Share-based Compensation
Omnibus Incentive Plan
Infinity Natural Resources, Inc. adopted the Infinity Natural Resources, Inc. Omnibus Incentive Plan (the “Plan”). The Plan provides for the grant of stock-based awards to the Company’s employees, non-employee directors, and consultants, including RSUs, PSUs, stock options, stock appreciation rights, restricted stock, dividend equivalent rights and other stock or stock-based awards. An aggregate of 5,888,889 shares of Class A common stock has been reserved for issuance under the Plan, subject to adjustments for stock splits, recapitalizations, and other corporate events. We recognize share-based compensation expense in the unaudited condensed consolidated statement of operations as a component of General and administrative, with a corresponding credit to Additional paid-in capital in the unaudited condensed consolidated balance sheet.
Restricted Stock Units
In March through June 2026, the Company granted an additional 549,933 RSUs to certain employees and non-employee directors under the Plan. The RSUs granted to employees generally vest ratably over a three-year service period, while the RSUs granted to non-employee directors vest in full on the one-year anniversary of the grant date.
In February and March 2026, 294,638 previously issued RSUs vested and settled in Class A common stock, of which 70,490 were withheld to cover employee tax obligations. The total fair value of shares vested was $5.2 million and the fair value of shares withheld $1.2 million which was remitted in cash to the tax authorities. No previously issued RSUs vested and settled in the three months ended June 30, 2026.
The grant-date fair value of each RSU is determined based on the closing stock price of the Company’s Class A common stock on the grant date. Share-based compensation expense related to RSUs is recognized on a straight-line basis over the requisite service period, which corresponds to the vesting terms of the respective awards. We account for forfeitures as they occur. The following table summarizes the RSU activity for the six months ended June 30, 2026:

	RSUs	Weighted-average grant date fair value
Unvested as of beginning of period	433,482	$18.17
Granted	549,933	17.28
Vested and settled	(294,638)	18.65
Canceled/Forfeited	(2,425)	17.23
Unvested as of end of period	686,352	$17.22
The RSUs are entitled to Dividend Equivalent Rights (as defined in the Plan) on unvested RSUs, which are payable only if the underlying RSUs vest. The Company recognized compensation expense for RSUs of $1.3 million and $2.4

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
million for the three and six months ended June 30, 2026, respectively, and $1.5 million and $2.1 million for the three and six months ended June 30, 2025, respectively.
As of June 30, 2026, unrecognized compensation expense related to unvested RSU awards was $10.2 million, which is expected to be recognized over a weighted-average remaining service period of 2.3 years.
Performance Stock Units
In March 2025, the Company granted PSUs under the Plan to certain employees. The PSUs are subject to a performance period from the grant date to December 31, 2027.
In March 2026, the Company granted additional PSUs under the Plan to certain employees. The PSUs are subject to a performance period from January 1, 2026 to December 31, 2028.

For all PSUs, vesting is based on the Company’s Total Shareholder Return (“TSR”) relative to a defined peer group and the Company’s absolute TSR over the applicable performance period. The number of PSUs that may vest ranges from 0% to 300% of the target award, depending on performance outcomes.
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
The fair value was determined on the grant date and will not be remeasured. Compensation expense for the PSUs is recognized on a straight-line basis over the requisite service period, which begins on the grant date and ends on the certification date. Expense is recognized regardless of whether the market conditions are ultimately achieved, provided the service condition is satisfied. The Company accounts for forfeitures as they occur. The PSUs are entitled to Dividend Equivalent Rights (as defined in the Plan) on unvested PSUs, which are payable only if the underlying PSUs vest. The following table summarizes the PSU activity for the six months ended June 30, 2026:

	PSUs	Weighted-average grant date fair value

Unvested as of beginning of period	426,582	$22.20
Granted	428,363	32.04
Vested	—	—
Canceled/Forfeited	—	—
Unvested as of end of period	854,945	$27.13
The Company recognized compensation expense for PSUs of $1.9 million and $3.0 million for the three and six months ended June 30, 2026, respectively, and $0.9 million and $1.0 million for the three and six months ended June 30, 2025, respectively.
As of June 30, 2026, unrecognized compensation expense related to unvested PSU awards was $17.6 million, which is expected to be recognized over a weighted-average remaining service period of 2.4 years.

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Note 14 – Earnings Per Share
Basic earnings per share is calculated by dividing income available to holders of Class A common stock by the weighted average number of shares of Class A common stock outstanding during the period. Diluted net (loss) earnings per share gives effect, when applicable, to unvested RSUs and PSUs granted under the Plan and the exchange of INR Units (and the cancellation of an equal number of shares of Class B common stock) held by the Legacy Owners into shares of Class A common stock. The Series A Preferred Stock is not included in diluted earnings per share because conversion is not considered probable, and the effect would be anti‑dilutive for the periods presented.
The following table summarizes the calculation of weighted average shares of Class A common stock outstanding used in the computation of diluted earnings (loss) per share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
(in thousands, except per share amounts)
Net income (loss) attributable to Infinity Natural Resources, Inc.	$31,752	$17,988	$29,887	$(16,581)
Less
Series A Preferred Stock cumulative undeclared dividends	(6,511)	—	(9,612)	—

Net income attributable to Infinity Natural Resources, Inc. - basic and diluted	$25,241	$17,988	$20,275	$(16,581)

Weighted average number of shares of Class A common stock outstanding:
Basic	18,711,659	15,237,500	18,190,162	15,237,500
Effect of dilutive securities:
RSUs	683,511	—	571,936	—
Series A Preferred Stock	16,812,155	—	11,796,374
Diluted	36,207,325	15,237,500	30,558,472	15,237,500

Net income (loss) available to holders of Class A common stock per share
Basic	$1.35	$1.18	$1.11	$(1.09)
Diluted	$0.88	$1.18	$0.98	$(1.09)
The calculation of diluted net income per share includes (i) unvested RSUs calculated using the treasury stock method and (ii) the assumed conversion of the Series A Preferred Stock using the “if-converted” method. The calculation excludes (i) the assumed conversion of the Company’s INR Units and (ii) unvested PSUs, because their inclusion in the calculation would be anti-dilutive.
Note 15 – Supplemental Cash Flow Information
The following table provides additional information concerning non-cash activities and cash paid for interest, for the six months ended June 30, 2026 and 2025:

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	For the Six Months Ended June 30,
	2026	2025
(in thousands)
Supplemental disclosure of non-cash transactions:
Right-of-use assets and lease liabilities recognized	$927	$6
Asset retirement obligation additions and revisions	75	134
Acquisition of oil and gas property from settlement of accounts receivable	4,704	—
Acquisition of oil and gas property in exchange for Class A common stock	35,115	—
RSUs capitalized	1,745	—
Additions to oil and gas properties in accounts payable and accrued liabilities	54,400	24,262
Additions to other property and equipment included in accounts payable	4,174	1,090
Addition to other liabilities under Tax Receivable Agreement	2,055	—
Issuance costs in accrued liabilities	1,063	—
Supplemental disclosure of cash flow information:
Interest paid	5,257	2,870
Capitalized interest	131	—
Note 16 – Commitments and Contingencies
Drilling Rig Service Commitments. As of June 30, 2026, the Company had a minimum payment of $8.3 million related to our drilling rig services contracts.
Firm Transportation Commitment. In February 2026, the Company entered into a firm transportation agreement for an average daily commitment of 300,000 dth/d through January 2030, and thereafter 100,000 dth/d through January 2035. The agreement requires the Company to pay fixed transportation charges regardless of utilization and supports the delivery and marketing of the Company’s natural gas production.

Litigation. From time to time, the Company is party to various legal and/or regulatory proceedings arising in the ordinary course of business. While the ultimate outcome and impact to the Company cannot be predicted with certainty, management does not currently believe that the resolution of these matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
When it is determined that a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at the time. The Company discloses contingencies where an adverse outcome may be material, or in the judgment of management, the matter should otherwise be disclosed.
Note 17 – Segment Information
The Company has one reportable segment, which is engaged in the acquisition, exploration, development and production of crude oil and natural gas, as well as related midstream activities. All of our oil and natural gas sales come from customers in the United States. The segment’s revenues are primarily derived from our interests in the sales of crude oil and natural gas production. The Company’s chief operating decision maker (“CODM”) is our chief executive officer, who manages the Company’s business activities as a single operating and reporting segment.
The accounting policies of the one reportable segment are the same as those described in the summary of significant accounting policies. The CODM uses net income, as reported in our statement of operations, to measure segment profit or loss, assess performance, and make strategic capital resources allocations. The measure of segment assets is reported on our balance sheet as total assets. The significant expense categories regularly provided to the CODM are the expenses as noted on the face of the statements of operations. See our unaudited condensed consolidated statements of operations.

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Note 18 –Subsequent Events
On July 15, 2026, the Company paid a cash dividend of approximately $7.1 million to holders of its Series A Preferred Stock related to the quarter ended June 30, 2026.

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
Commodity prices were volatile in the first half of 2026, and we expect commodity prices to continue to be volatile for the remainder of 2026 due to macroeconomic uncertainty, changes to the regulatory environment and geopolitical instability and tensions, including in the Middle East, Russia and Ukraine, and potential further imposition of domestic and foreign tariffs. For example, since late February, there has been an ongoing military conflict involving the United States, Israel and Iran in the Middle East, causing geopolitical uncertainty in global energy markets. Concerns over disruptions to oil, natural gas and LNG production and shipping routes in the region have contributed to, and may continue to contribute to, market price volatility for an undeterminable period of time. Domestically, natural gas prices have been negatively impacted in recent months by a combination of mild weather and increased production. Our revenue, profitability, liquidity and financial position will continue to be impacted in the future by the market prices for oil, natural gas and NGLs.
The oil and gas industry is cyclical and commodity prices are highly volatile. During the period from January 1, 2026 through June 30, 2026, monthly index prices for NYMEX WTI crude oil ranged from $60.04 per Bbl to $102.13 per Bbl, while the range for NYMEX Henry Hub natural gas monthly index prices were between $2.56 per MMBtu and $7.49 per MMBtu. We expect that the commodity market will continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. We use a derivative portfolio and firm sales contracts to mitigate the risks of price volatility.
The following table highlights the quarterly average price trends for NYMEX WTI spot prices for crude oil and NYMEX Henry Hub index price for natural gas since the first quarter of 2025:

	2025				2026
	1Q	2Q	3Q	4Q	1Q	2Q
Oil (per Bbl) (1)	$71.84	$64.63	$65.74	$59.64	$71.98	$95.75
Gas (per MMBtu) (1)	$3.65	$3.44	$3.07	$3.55	$5.05	$2.90

(1)Benchmark prices presented above are calendar-quarter averages and may differ from production-weighted benchmark prices presented elsewhere in this Quarterly Report.
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
Following the Antero Acquisition, the Company became party to substantial firm transportation commitments that increase exposure to transportation utilization and transportation optimization economics. As a result, gathering, processing and transportation expense and related transportation optimization revenues may be impacted by future utilization levels, contracted transportation capacity and optimization opportunities.
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

Preferred Stock Transaction
On February 23, 2026, we issued and sold an aggregate 350,000 shares of Series A Preferred Stock to affiliates of Quantum and Carnelian for consideration of $350 million in the Preferred Stock Transaction. After deducting placement agent fees, Infinity received net proceeds of approximately $334.0 million. Quantum acquired 275,000 shares of Series A Preferred Stock, and Carnelian acquired 75,000 shares of Series A Preferred Stock. The Company used the proceeds of the Preferred Stock Transaction to fund a portion of the purchase price for the Antero Acquisition and used the remaining proceeds for general corporate purposes.
On July 15, 2026, we paid a $7.1 million dividend on the Series A Preferred Stock.
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

Full‑Period Versus Partial‑Period Effects. The Company’s results for the three and six months ended June 30, 2026 reflect the impact of assets placed into service or acquired at different points in time, including wells placed on production throughout 2025 and early 2026 and the partial‑period contribution from the Antero Acquisition. As a result, production volumes, revenues, and certain operating costs for the current period are not directly comparable to the prior‑year period, which did not include the acquired properties or a full period of production from certain development activity. Additionally, certain operating costs include a higher proportion of fixed or semi‑fixed components that do not scale linearly with production; therefore, per‑unit cost metrics may fluctuate between periods as production volumes increase.
Non-Cash Compensation Expense. In connection with the closing of the IPO in 2025, all outstanding incentive units of INR Holdings vested. Consequently, INR Holdings recognized $126.1 million of non-recurring, non-cash stock compensation expense related to these awards for the three months ended March 31, 2025, in accordance with the guidance provided by ASC 710.
Results of Operations
For the Three Months Ended June 30, 2026, Compared to the Three Months Ended June 30, 2025
The following table provides the components of our net revenues and net production for the periods indicated, as well as each period’s average prices (before and after the effects of derivatives) and average daily production volumes:

	For the Three Months Ended June 30,		Increase / (Decrease)
	2026	2025	$	%
Net revenues (in thousands):
Oil sales	$96,599	$31,555	$65,044	206%
Natural gas sales	$46,145	$30,483	$15,662	51%
Natural gas liquids sales	$27,666	$10,433	$17,233	165%
Oil, natural gas, and natural gas liquids sales	$170,410	$72,471	$97,939	135%
Midstream and other revenues	$609	$2,005	($1,396)	(70)%
Total revenues	$171,019	$74,476	$96,543	130%

Average sales prices:
Oil price (per Bbl)	$85.41	$56.45	$28.96	51%
Effects of derivative settlements on average price (per Bbl)	($17.10)	$8.55	($25.65)	(300)%
Oil price including the effects of derivatives (per Bbl)	$68.31	$65.00	$3.31	5%

Wtd. Average NYMEX WTI price for oil (per Bbl) (2)	$92.51	$64.47	$28.04	43%
Oil differential to NYMEX	($7.10)	($8.02)	$0.92	11%

Natural gas price (per Mcf)	$2.34	$2.67	($0.33)	(12)%
Effects of derivative settlements on average price (per Mcf)	$0.74	($0.14)	$0.88	629%
Natural gas price including the effects of derivatives (per Mcf)	$3.08	$2.53	$0.55	22%

Wtd. Average NYMEX Henry Hub price for natural gas (per MMBtu)(2)	$2.89	$3.45	($0.56)	(16)%
Natural gas differential to NYMEX	($0.53)	($0.78)	$0.25	32%

NGL price excluding Gathering, processing and transportation (per Bbl)	$32.27	$18.93	$13.34	70%
Effects of derivative settlements on average price (per Bbl)	($1.99)	($0.71)	($1.28)	(180)%
NGL price including the effects of derivatives (per Bbl)	$30.28	$18.22	$12.06	66%

Net production
Oil (MBbls)	1,131	559	572	102%
Natural gas (MMcf)	19,725	11,420	8,305	73%
NGL (Bbls)	867	551	316	57%
Net production (MMcfe)(1)	31,713	18,080	13,633	75%

Average daily net production
Oil (Bbls/d)	12,429	6,143	6,286	102%
Natural gas (Mcf/d)	216,758	125,495	91,263	73%
NGLs (Bbls/d)	9,527	6,055	3,472	57%
Average daily net production (Mcfe/d)(1)	348,495	198,681	149,814	75%

_____________
(1)Calculated by converting oil, condensate and NGLs to natural gas equivalent at a ratio of one barrel of oil or NGL to six Mcf.
(2)Based on Netherland, Sewell and Associates Inc. found at https://netherlandsewell.com/resources/pricing-data/ and U.S. Energy Information Administration (“EIA”) commodity pricing. Production-weighted average NYMEX benchmark prices are calculated using monthly benchmark prices weighted by the Company’s monthly production volumes during the applicable period.

Revenues
Oil, Natural Gas and NGL Sales. Total oil, natural gas and NGL net revenues for the three months ended June 30, 2026 increased by $97.9 million, or 135%, compared to the three months ended June 30, 2025. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Net production volumes for oil increased 102%, natural gas volumes increased 73% and NGL volumes increased 57% between periods for the three months ended June 30, 2026 and 2025. The increase in oil volumes between periods was a result of placing 23 wells into service in Ohio between the third quarter of 2025 and second quarter of 2026. The increase in natural gas and NGL volumes was a result of a combination of placing 23 wells in Ohio and seven wells in Pennsylvania into service between the third quarter of 2025 and second quarter of 2026, and a full quarter of production from wells acquired in the Antero Acquisition. The wells in service contributed to the overall increase of 149.8 Mcfe/d, or 75%, in production relative to the prior period, offset by the natural decline of producing wells.

Average realized oil prices rose 51% driven by a higher NYMEX WTI oil price during the period. Natural gas prices decreased 12%, reflecting a 16% decrease in NYMEX gas prices. NGL prices increased 70% due to gas compositional changes alongside strengthened oil, as Middle East disruptions tightened global LPG balances.

Midstream and Other Revenue. Midstream and other revenue was approximately $0.6 million and $2.0 million for the three months ended June 30, 2026 and 2025, respectively. Such revenues primarily consist of gathering revenues earned from third-party and working interest owner volumes transported through the Company’s gathering systems, as well as transportation optimization revenues derived from asset management arrangements, capacity utilization fees, spread-share arrangements and transportation reimbursements associated with the Company’s firm transportation capacity.
Operating Expenses

	For the Three Months Ended June 30,		Change
	2026	2025	Amount	Percent
(in thousands)
Gathering, processing, and transportation	$29,401	$14,515	$14,886	103%
Lease operating	10,028	5,583	4,445	80%
Production and ad valorem taxes	1,902	3,071	(1,169)	(38)%
Midstream operations and maintenance expense	2,359	711	1,648	232%
Direct operating costs	43,690	23,880	19,810	83%

Depreciation, depletion and amortization	44,414	23,652	20,762	88%
General and administrative (including share-based compensation)	12,411	5,265	7,146	136%
Total operating expenses	$100,515	$52,797	$47,718	90%

($ per Mcfe)
Gathering, processing, and transportation	$0.93	$0.80	$0.13	17%
Lease operating	0.32	0.31	0.01	3%
Production and ad valorem taxes	0.06	0.17	(0.11)	(65)%
Midstream operations and maintenance expense	0.07	0.04	0.03	64%
Direct operating costs	1.38	1.32	0.06

Depreciation, depletion and amortization	1.40	1.31	0.09	7%
General and administrative (including share-based compensation)	0.39	0.29	0.10	34%
Total operating expenses	$3.17	$2.92	$0.25	9%
Gathering, Processing and Transportation Expense. Gathering, processing and transportation (“GP&T”) expense increased $14.9 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily attributable to higher production volumes, including volumes associated with the Antero Acquisition, the contribution from 23 wells brought online in Ohio between periods, increased gathering and processing rates under certain agreements, greater volumes transported through third-party midstream systems, and firm transportation commitments assumed in the Antero Acquisition. GP&T expense was $29.4 million, or $0.93 per Mcfe, for the three months ended June 30, 2026, compared to $14.5 million, or $0.80 per Mcfe, in the prior-year period. The increase in GP&T expense per Mcfe was primarily driven by approximately $7.5 million of firm transportation expense associated with the assumed firm transportation commitments. Excluding these firm transportation costs, GP&T expense was $21.9 million, or $0.69 per Mcfe, compared to $14.5 million, or $0.80 per Mcfe, in the prior-year period. The decrease in GP&T expense per Mcfe, excluding firm transportation costs, was primarily attributable to higher volumes from the acquired assets and increased production from the Company’s Pennsylvania natural gas assets, both of which benefit from transportation through Company-owned midstream assets, and a larger production base over which gathering and transportation costs are spread.
Lease Operating Expenses. Lease operating expenses (“LOE”) for the three months ended June 30, 2026, increased $4.4 million compared to the prior period. LOE per Mcfe was $0.32 for the three months ended June 30, 2026, which represents an increase of $0.01 per Mcfe, or 3%, from the prior period. This increase in LOE was primarily related to semi-variable well costs, such as water disposal, equipment rentals, repair work, wellhead chemicals, labor and electricity, associated with a higher well count from new producing wells drilled or acquired.
Production and Ad Valorem Taxes. Production and ad valorem taxes for the three months ended June 30, 2026, decreased $(1.2) million compared to the prior period. Production taxes in Ohio are based on our production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of our proved developed oil and gas properties and vary across the different counties in which we operate. Production taxes in Pennsylvania are assessed on producing wells by imposing an impact fee determined based on the market price for natural gas, which commences on the date the well is initially spud and continues for a period of 15 years.
Midstream Operations and Maintenance Expense. Midstream operations and maintenance expense increased $1.6 million to $2.4 million for the three months ended June 30, 2026, primarily reflecting the addition of acquired midstream assets in connection with the Antero Acquisition and higher throughput volumes during the period. On a per‑unit basis, midstream operating expenses remained generally consistent with the prior‑year period, as increased operating activity and integration‑related costs were largely offset by higher volumes and improved utilization of the acquired midstream assets.
Depreciation, Depletion and Amortization. For the three months ended June 30, 2026, depreciation, depletion and amortization (“DD&A”) expense was $44.4 million, an increase of $20.8 million over the prior period. The primary factor contributing to higher DD&A expense during the period was the increase in our overall production volumes between periods resulting in an average DD&A rate of $1.40 per Mcfe.

General and Administrative Expenses. General and administrative (“G&A”) expenses for the three months ended June 30, 2026 were $12.4 million compared to $5.3 million for the prior period. This increase was primarily related to expenses associated with the integration of the Antero Acquisition, an increase in headcount and $3.0 million of non-cash compensation expense.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying each of our hedge contracts outstanding; and (ii) monthly cash settlements on any closed out hedge positions during the period.
The following table presents gains and losses on our derivative instruments for the periods indicated:

	Three Months Ended June 30,
	2026	2025
(in thousands)
Realized cash settlement gains (losses)	$(6,427)	$2,777
Non-cash mark-to-market derivative gain (losses)	63,969	49,343
Total	$57,542	$52,120

For the Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025
Summary Results of Operations
Total revenues for the six months ended June 30, 2026 increased $166.3 million, or 104%, compared to the six months ended June 30, 2025, primarily driven by higher production volumes resulting from development activity and contribution of assets acquired in the Antero Acquisition, as well as higher realized natural gas and oil prices. Net production increased 81% period over period, reflecting production from assets acquired in the Antero Acquisition and production from wells placed on production throughout 2025 and early 2026.

Total operating expenses for the six months ended June 30, 2026 decreased $35.9 million, or 16%, compared to the prior‑year period, primarily due to the absence of $126.1 million of non‑recurring, non‑cash stock‑based compensation expense recognized in connection with the Company’s IPO in the prior‑year period. Excluding this item, operating expenses increased due to higher production volumes, the contribution of assets acquired in the Antero Acquisition, and increased development and operating activity.

On a per‑unit basis, direct operating expenses for six months ended June 30, 2026 declined $0.05 per Mcfe to $1.30 per Mcfe, or 4%, compared to the prior-year period, reflecting improved cost absorption and scale benefits associated with higher production volumes.

The following table provides the components of our net revenues and net production for the periods indicated, as well as each period’s average prices (before and after the effects of derivatives) and average daily production volumes:

	For the Six Months Ended June 30,		Increase / (Decrease)
	2026	2025	$	%
Net revenues (in thousands):
Oil sales	$153,422	$78,601	$74,821	95%
Natural gas sales	$120,670	$53,332	$67,338	126%
Natural gas liquids sales	$47,022	$24,722	$22,300	90%
Oil, natural gas, and natural gas liquids sales	$321,114	$156,655	$164,459	105%
Midstream and other revenues	$4,777	$2,986	$1,791	60%
Total revenues	$325,891	$159,641	$166,250	104%

Average sales prices:
Oil price (per Bbl)	$76.86	$60.42	$16.44	27%
Effects of derivative settlements on average price (per Bbl)	($12.88)	$4.41	($17.29)	(392)%
Oil price including the effects of derivatives (per Bbl)	$63.98	$64.83	($0.85)	(1%)

Wtd. Average NYMEX WTI price for oil (per Bbl)(2)	$83.93	$68.74	$15.19	22%
Oil differential to NYMEX	($7.07)	($8.32)	$1.25	15%

Natural gas price (per Mcf)	$3.24	$2.97	$0.27	9%
Effects of derivative settlements on average price (per Mcf)	$0.07	($0.17)	$0.24	141%
Natural gas price including the effects of derivatives (per Mcf)	$3.31	$2.80	$0.51	18%

Wtd. Average NYMEX Henry Hub price for natural gas (per MMBtu)(2)	$3.82	$3.52	$0.30	9%
Natural gas differential to NYMEX	($0.58)	($0.55)	($0.03)	(5)%

NGL price excluding gathering, processing and transportation (per Bbl)	$29.95	$22.25	$7.70	35%
Effects of derivative settlements on average price (per Bbl)	($0.78)	($0.29)	($0.49)	(169%)
NGL price including the effects of derivatives (per Bbl)	$29.17	$21.96	$7.21	33%

Net production
Oil (MBbls)	1,996	1,301	695	53%
Natural gas (MMcf)	37,256	17,939	19,317	108%
NGL (Bbls)	1,570	1,111	459	41%
Net production (MMcfe)(1)	58,652	32,411	26,241	81%

Average daily net production
Oil (Bbls/d)	11,028	7,188	3,840	53%
Natural gas (Mcf/d)	205,834	99,110	106,724	108%
NGLs (Bbls/d)	8,674	6,138	2,536	41%
Average daily net production (Mcfe/d)(1)	324,044	179,066	144,978	81%
_____________
(1)Calculated by converting oil, condensate and NGLs to natural gas equivalent at a ratio of one barrel of oil or NGL to six Mcf.

(2)Based on Netherland, Sewell and Associates Inc. found at https://netherlandsewell.com/resources/pricing-data/ and EIA commodity pricing. Production-weighted average NYMEX benchmark prices are calculated using monthly benchmark prices weighted by the Company’s monthly production volumes during the applicable period.
Revenues
Oil, Natural Gas and NGL Sales. Total oil, natural gas and NGL revenues for the six months ended June 30, 2026 increased $164.5 million, or 105%, compared to the six months ended June 30, 2025. The increase was primarily driven by higher production volumes, partially offset by the effects of commodity price volatility and derivative settlements.
Net production volumes increased 81% period over period, reflecting increased development activity and production from the 241 producing wells acquired in the Antero Acquisition. Oil production increased 53%, natural gas production increased 108%, and NGL production increased 41%, driven by wells placed on production across the Company’s oil‑weighted assets in the Ohio Utica Shale and natural gas‑weighted assets in the Marcellus Shale in Pennsylvania during the second quarter of 2025 through the first half of 2026, as well as the contribution of assets acquired in the Antero Acquisition.
Average realized natural gas prices increased 9% compared to the prior‑year period, primarily due to higher NYMEX Henry Hub pricing. Average realized oil prices increased 27%, reflecting higher NYMEX WTI prices, partially offset by derivative settlements. Average realized NGL prices increased 35% due to changes in product mix and pricing dynamics. The combined impact of increased production volumes and higher realized commodity prices resulted in the significant increase in revenues compared to the prior‑year period.
Midstream and Other Revenue. Midstream and other revenue was approximately $4.8 million and $3.0 million for the six months ended June 30, 2026 and 2025, respectively. Such revenues primarily consist of gathering revenues earned from third-party and working interest owner volumes transported through the Company’s gathering systems, as well as transportation optimization revenues derived from asset management arrangements, capacity utilization fees, spread-share arrangements and transportation reimbursements associated with the Company’s firm transportation capacity.
Operating Expenses

	For the Six Months Ended June 30,		Change
	2026	2025	Amount	Percent
(in thousands)
Gathering, processing, and transportation	$49,124	$26,585	$22,539	85%
Lease operating	18,944	12,354	6,590	53%
Production and ad valorem taxes	4,251	3,703	548	15%
Midstream operations and maintenance expense	3,837	1,374	2,463	179%
Direct operating costs	76,156	44,016	32,140	73%

Depreciation, depletion and amortization	80,074	44,910	35,164	78%
Total general and administrative (including share-based compensation)	33,824	137,015	(103,191)	(75)%
Total operating expenses	$190,054	$225,941	(35,887)	(16)%

($ per Mcfe)
Gathering, processing, and transportation	$0.84	$0.82	$0.02	2%
Lease operating	0.32	0.38	(0.06)	(16%)
Production and ad valorem taxes	0.07	0.11	(0.04)	(36)%
Midstream operations and maintenance expense	0.07	0.04	0.03	75%
Direct operating costs	1.30	1.35	(0.05)	(4)%

Depreciation, depletion and amortization	1.37	1.36	0.01	—%
Total general and administrative (including share-based compensation)	0.58	4.23	(3.65)	(86)%
Total operating expenses	3.24	6.97	(3.73)	(54)%
Gathering, Processing, and Transportation Expense. GP&T expense increased $22.5 million to $49.1 million for the six months ended June 30, 2026, primarily due to higher production volumes and the contribution of acquired upstream assets from the Antero Acquisition. GP&T expense increased on a per unit basis to $0.84 per Mcfe from $0.82 per Mcfe in the prior‑year period. The firm transportation costs were approximately $9.1 million associated with the assumed firm transportation commitments. Excluding these firm transportation costs, GP&T expense was $40.0 million, or $0.68 per Mcfe representing a decrease of 17% when compared to the prior year period. The decrease in GP&T expense per Mcfe, excluding firm transportation costs, was primarily attributable to higher volumes from the acquired assets and increased production from the Company’s Pennsylvania natural gas assets, both of which benefit from transportation through Company-owned midstream assets, and a larger production base over which gathering and transportation costs are spread.

Lease Operating Expenses. LOE increased $6.6 million to $18.9 million for the six months ended June 30, 2026, driven primarily by higher production volumes, an increased well count from development activity, and the contribution of wells acquired in the Antero Acquisition. On a per‑unit basis, lease operating expense declined to $0.32 per Mcfe from $0.38 per Mcfe in the prior‑year period, reflecting improved cost efficiency and dilution of fixed and semi‑variable costs across higher production volumes, particularly in the Company’s Marcellus Shale assets.
Production and Ad Valorem Taxes. Production and ad valorem taxes increased $0.5 million to $4.3 million for the three months ended June 30, 2026, primarily due to higher production volumes and the addition of acquired properties.

Midstream Operations and Maintenance Expense. Midstream operations and maintenance expense increased $2.5 million to $3.8 million for the six months ended June 30, 2026, primarily reflecting the addition of acquired midstream assets in connection with the Antero Acquisition and higher throughput volumes during the period.

Depreciation, Depletion and Amortization. DD&A expense increased $35.2 million to $80.1 million for the six months ended June 30, 2026, primarily due to higher production volumes and the contribution of acquired assets from the Antero Acquisition. On a per‑unit basis, DD&A increased to $1.37 per Mcfe from $1.36 per Mcfe in the prior‑year period.

General and Administrative Expenses. G&A expense decreased $103.2 million to $33.8 million for the six months ended June 30, 2026, compared to the prior‑year period. The decrease was primarily attributable to the absence of $126.1 million of non‑recurring, non‑cash stock‑based compensation expense related to the Company’s IPO recognized in the prior‑year period, partially offset by transaction costs associated with the Antero Acquisition of $15.2 million.
Net Gain (Loss) on Derivative Instruments. The following table presents gains and losses on our derivative instruments for the periods indicated:

	Six Months Ended June 30,
	2026	2025
(in thousands)
Realized cash settlement gains (losses)	$(24,419)	$(808)
Non-cash mark-to-market derivative gain (losses)	16,827	15,710
Total	$(7,592)	$14,902
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
We continually evaluate our capital needs and compare them to our capital resources. Our total capital expenditures incurred for the three and six months ended June 30, 2026 were $137.3 million and $259.9 million, respectively. For the three months ended June 30, 2026, we incurred $129.1 million in development activities, including drilling and completion and midstream, and $8.2 million related to land activities. During the six months ended June 30, 2026 , we incurred $240.6 million in development activities and $19.3 million related to land activities. We funded our capital expenditures for the three and six months ended June 30, 2026 from cash flows from operations and cash provided by financing activities (including the proceeds from the issuance of the Notes and the Series A Preferred Stock), which we expect to continue for the remainder of 2026. Our ability to utilize cash flows from operations to fund our development program is driven by our oil and gas production, current commodity prices and our commodity hedge positions in place.
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
In connection with the closing of the Antero Acquisition, we also completed the Preferred Stock Transaction, which generated gross proceeds of $350 million and net proceeds of $334.0 million after deducting placement agent fees and offering expenses. The Series A Preferred Stock provides long-term capital with no stated maturity and accrues cumulative dividends in accordance with its terms. The Company elected a PIK dividend for the quarter ended March 31, 2026, which increased the liquidation preference of the Series A Preferred Stock. The dividend declared for the quarter ended June 30, 2026 was paid in cash, resulting in a cash payment of approximately $7.1 million on July 15, 2026. We believe the Preferred Stock Transaction enhances our overall liquidity and financial flexibility while supporting the execution of our development and acquisition strategy.
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
The following summarizes our cash flow activity for the periods indicated:

	Six Months Ended June 30,
	2026	2025
(in thousands)
Net cash provided by operating activities	$196,277	$144,631
Net cash used in investing activities	(877,609)	(194,546)
Net cash provided by financing activities	704,366	53,994
Net increase in cash and cash equivalents	$23,034	$4,079
Analysis of Cash Flow Changes Between the Six Months Ended June 30, 2026 and 2025
Operating Activities
For the six months ended June 30, 2026, we generated $196.3 million of cash from operating activities, an increase of $51.6 million from the prior period. Cash provided by operating activities increased compared to the prior-year period primarily due to increased revenue generated from our development activities, more favorable pricing conditions, and benefits associated with the Antero Acquisition. Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and on fluctuations in our operating costs between periods.

Investing Activities
For the six months ended June 30, 2026, we spent $241.1 million on capital expenditures in connection with our development activities. We also spent $13.8 million on other property and equipment largely related to midstream activities. In connection with the Antero Acquisition, we spent $622.7 million on certain upstream oil and gas properties and related midstream assets.

For the six months ended June 30, 2025, we spent $188.3 million on capital expenditures in connection with our drilling and completion activities. We also spent $6.2 million on other property and equipment largely related to midstream activities.
Financing Activities
For the six months ended June 30, 2026, the change in financing activity was primarily related to proceeds received from the issuance of the Notes and Series A Preferred Stock of $550.0 million and $350.0 million, respectively. We incurred issuance-related costs of $25.3 million. We made borrowings under the Credit Facility of $430.5 million during the period. We used funds from the financing activities, along with cash from operating activities to pay down borrowings under the Credit Facility of $581.4 million since the beginning of the year.

For the six months ended June 30, 2025, the change in financing activity was primarily related to the IPO which generated net proceeds of $286.5 million. We used funds from the IPO, along with cash from operating activities to pay down borrowings under the Credit Facility of $307.0 million during the period. We also made borrowings under the Credit Facility of $82.0 million during the period. We also paid approximately $6.8 million of other costs associated with the IPO.
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
See Note 8 – Derivatives and Risk Management to this Quarterly Report for more information on our derivative activities.
Changes in the fair value of derivative contracts from December 31, 2025 to June 30, 2026, are presented below:

(in thousands)	Commodity Derivative Asset
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2025	$23,256
Commodity hedge contract settlement payments, net of any receipts	24,418
Cash and non-cash mark-to-market losses on commodity hedge contracts (1)	(7,592)
Net fair value of oil and gas derivative contracts outstanding as of June 30, 2026	$40,082
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

Credit Facility

On September 25, 2024, INR Holdings entered into the Credit Facility. The Credit Facility has a total facility size of $1.5 billion, subject to lender commitments and borrowing base limitations. On February 23, 2026, in connection with the closing of the Antero Acquisition, we amended our Credit Facility to, among other things, increase the aggregate elected commitment amount from $375.0 million to $875.0 million and increase the borrowing base from $375.0 million to $875.0 million. As of June 30, 2026, our elected commitments and borrowing base were $875.0 million. There were no borrowings outstanding under the Credit Facility and no letters of credit issued, resulting in approximately $875.0 million of available borrowing capacity.

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
For the three months ended June 30, 2026 and 2025, total interest expense on the Credit Facility was $0.9 million for both periods. For the six months ended June 30, 2026 and 2025, total interest expense on the Credit Facility was $5.3 million and $3.5 million, respectively. We capitalized interest expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2026 and did not capitalize any interest expense for the three and six months ended June 30, 2025. For the six months ended June 30, 2026 and 2025, the Company’s weighted-average interest rate was 6.8% and 4.2%, respectively.

Critical Accounting Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP and involve a significant level of estimation uncertainty. In connection with preparing our unaudited condensed consolidated financial statements, we are required to make assumptions and estimates about future events, and to apply judgments that affect the reported amounts of assets, liabilities, revenue, expense and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time we prepare our unaudited condensed consolidated financial statements. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ materially from our assumptions and estimates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2025 Form 10-K for information on our critical accounting estimates.
Our significant accounting policies are discussed in Note 2 – Summary of Significant Accounting Policies to this Quarterly Report.
Contractual Obligations and Commitments
We routinely enter into or extend operating and transportation agreements, office and equipment leases, drilling rig contracts, and other agreements, in the ordinary course of business. We have not guaranteed the debt or obligations of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in consolidated debt or losses. Since December 31, 2025, there have not been any significant, non-routine changes in our contractual obligations other than: the Notes entered into in March of 2026 and due in 2031 as discussed in Note 7 – Long-Term Debt to this Quarterly Report, drilling rig contracts and the firm transportation agreement entered into as discussed in Note 16 – Commitments and Contingencies to this Quarterly Report.

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
Based on our production for the three months ended June 30, 2025, our oil, natural gas and NGL sales for the three months ended June 30, 2025 would have moved up or down $3.2 million for each 10% change in oil prices per Bbl, $3.0 million for each 10% change in gas prices per Mcf, and $1.0 million for each 10% change in NGL prices per Bbl. Based on our production for the three months ended June 30, 2026, our oil, natural gas and NGL sales for the three months ended June 30, 2026 would have moved up or down $9.7 million for each 10% change in oil prices per Bbl, $4.7 million for each 10% change in gas prices per Mcf, and $2.7 million for each 10% change in NGL prices per Bbl.
Based on our production for the six months ended June 30, 2025, our oil, natural gas and NGL sales for the six months ended June 30, 2025 would have moved up or down $7.9 million for each 10% change in oil prices per Bbl, $5.3 million for each 10% change in gas prices per Mcf, and $2.5 million for each 10% change in NGL prices per Bbl. Based on our production for the six months ended June 30, 2026, our oil, natural gas and NGL sales for the six months ended June 30, 2026 would have moved up or down $15.3 million for each 10% change in oil prices per Bbl, $12.1 million for each 10% change in gas prices per Mcf, and $4.7 million for each 10% change in NGL prices per Bbl.
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
We sell our production to a relatively small number of customers, as is customary in our business. We extend and monitor credit based on an evaluation of their financial conditions and publicly available credit ratings. The future availability of a ready market for oil, natural gas and NGLs depends on numerous factors outside of our control, none of which can be predicted with certainty. For the three and six months ended June 30, 2026, we had three customers that exceeded 10% of total revenues. We do not believe the loss of any single purchaser would materially impact our operating results as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.
Interest Rate Risk
As of June 30, 2026, our reserves supported a $875.0 million credit facility of which zero borrowings were outstanding with no letters of credit, leaving $875.0 million of unused capacity. Our largest exposure with respect to variable-rate debt comes from changes in the relevant benchmark rate underlying such debt financings, principally the Secured Overnight Financing Rate. We currently do not have an interest rate hedge program to hedge our exposure to floating interest rates on our variable-rate debt obligations. If annual interest rates increase 50 basis points based on variable-rate debt outstanding as of June 30, 2025 and 2026, annual interest expense on variable-rate debt would increase by approximately $0.2 million and $0.0 million, respectively.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective because of certain material weaknesses in our internal control over financial reporting, as described in “Item 9A. Controls and Procedures” in the 2025 Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the period ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Inflation Reduction Act of 2022 provides for, among other things, the imposition of a 1% non-deductible U.S. federal excise tax on the fair market value of any stock repurchased by a publicly traded domestic corporation during any taxable year, with the fair market value of such repurchased stock reduced by the fair market value of certain stock issued by such corporation during such taxable year (such exercise tax, the “Stock Buyback Tax”). In the past, there have been proposals to increase the amount of the Stock Buyback Tax from 1% to 4%; however, it is unclear whether such a change in the amount of the excise tax will be enacted and, if enacted, how soon any such change could take effect. The Stock Buyback Tax first applied to our stock repurchase program in the year ended December 31, 2025, and will continue to apply in subsequent taxable years.
The following table sets forth our share purchase activity for each period presented:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased Under Plans or Programs
April 1, 2026 - April 30, 2026	—	$—	—	$73,814,971
May 1, 2026 - May 31, 2026	109,579	13.72	109,579	72,309,533
June 1, 2026 - June 30, 2026	—	—	—	72,309,533
Total	109,579	$13.72	109,579	$72,309,533
Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Disclosure in lieu of reporting on a Current Report on Form 8-K
None.
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the quarter ended June 30, 2026, none of our officers or directors adopted or terminated any such trading arrangements.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Infinity Natural Resources, Inc.	8-K	3.1	February 3, 2025

3.2	Amended and Restated Bylaws of Infinity Natural Resources, Inc.	8-K	3.2	February 3, 2025

3.3	Certificate of Designation of Series A Convertible Preferred Stock of Infinity Natural Resources, Inc., as filed with the Secretary of State of the State of Delaware on February 23, 2026.	8-K	3.1	February 23, 2026

10.1	Fifth Amendment to Credit Agreement, dated as of June 22, 2026, by and among Infinity Natural Resources, LLC, a subsidiary of Infinity Natural Resources, Inc., the lenders party thereto and Citibank, N.A., as the administrative agent, collateral agent and an issuing bank.	8-K	10.1	June 22, 2026

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101*
The following financial information from this Quarterly Report on Form 10-Q of Infinity Natural Resources, Inc. for the quarter ended June 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Redeemable Non-controlling Interest and Stockholders’ (Deficit) Equity / Members’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_____________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY NATURAL RESOURCES, INC.

Date: August 10, 2026	By:	/s/ Zack Arnold
Zack Arnold
President, Chief Executive Officer and Director

	By:	/s/ David Sproule
David Sproule
Executive Vice President and Chief Financial Officer