Form 10-Q
period 2026-09-30
INFINITY NATURAL RESOURCES, INC.
filed 2026-11-09
CIK 2029118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐ No ☒
The number of shares of the Registrant’s Class A common stock and Class B common stock outstanding as of November 5, 2026 was 20,164,547 and 43,258,649, respectively.

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
•“Appalachian Basin” means the area of the United States composed of those portions of West Virginia, Pennsylvania, Ohio, Maryland, Kentucky, New York, Tennessee and Virginia that lie in or amongst the Appalachian Mountain range;
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
•“Bcf/d” means one Bcf per day;
•“Bcfe” means one billion standard cubic feet of natural gas equivalent with one barrel of oil, condensate or NGLs converted to six Mcf of natural gas;
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
•“LNG” means liquefied natural gas;
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
•“MMcfe/d” means MMcfe per day;
•“Mont Belvieu price” means a NGL benchmark price at the Mont Belvieu hub;
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
v

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

Part I - Financial Information
Item 1. Financial Statements
INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$26,176	$2,849
Accounts receivable:
Oil and natural gas sales, net	89,567	54,836
Joint interest and other, net	37,120	12,912
Short-term deposit on acquisitions	—	61,200
Prepaid expenses and other current assets	5,605	4,002
Commodity derivative assets	18,437	24,838
Total current assets	$176,905	$160,637
Oil and natural gas properties, full cost method (including $131.6 million and $88.7 million as of September 30, 2026 and December 31, 2025, respectively, excluded from amortization)	2,089,874	1,264,212
Midstream and other property and equipment	358,811	57,116
Less: Accumulated depreciation, depletion, and amortization	(390,883)	(256,712)
Property and equipment, net	$2,057,802	$1,064,616
Operating lease right-of-use assets, net	2,340	1,147
Deferred tax asset, net	—	4,858
Other assets	14,959	6,709
Commodity derivative assets	2,413	2,885
Total assets	$2,254,419	$1,240,852
Total liabilities, stockholders’ equity, redeemable interest and Series A Preferred Stock
Current liabilities:
Accounts payable	$78,471	$38,572
Royalties payable	97,645	39,686
Accrued liabilities and other	43,903	23,021
Operating lease liabilities	697	181
Commodity derivative liabilities, short-term	31,320	1,106
Total current liabilities	$252,036	$102,566
Long-term debt	538,763	150,862
Operating lease liabilities, non-current	1,643	966
Asset retirement obligations	7,729	3,636
Commodity derivative liabilities	12,657	3,361
Tax Receivable Agreement	6,396	1,537
Deferred tax liability, net	4,229	—
Total liabilities	$823,453	$262,928
Series A Preferred Stock ($0.01 par value; 350,000 and 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	336,470	—
Redeemable non-controlling interest	706,334	670,785
Stockholders’ equity
Class A common stock ($0.01 par value; 400,000,000 shares authorized and 20,163,179 shares issued and outstanding as of September 30, 2026 and 15,542,521 shares issued and outstanding as of December 31, 2025)	201	155
Class B common stock ($0.01 par value; 150,000,000 shares authorized, 43,258,649 shares issued and outstanding as of September 30, 2026 and 45,247,974 shares issued and outstanding as of December 31, 2025)	432	452
Additional paid-in capital	379,125	310,972
Retained earnings (accumulated deficit)	8,404	(4,440)
Total stockholders’ equity	388,162	307,139
Total liabilities, stockholders’ equity, redeemable interest and Series A Preferred Stock	$2,254,419	$1,240,852
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Oil, natural gas, and NGL sales	$194,990	$78,254	$516,104	$234,909
Midstream and other revenue	2,593	1,472	7,370	4,458
Total revenues	$197,583	$79,726	$523,474	$239,367
Operating expenses:
Gathering, processing, and transportation	32,578	12,737	81,702	39,322
Lease operating	12,961	5,102	31,905	16,463
Production and ad valorem taxes	2,101	799	6,352	4,502
Midstream operations and maintenance expense	2,482	1,553	6,319	3,920
Depreciation, depletion, and amortization	54,664	27,579	134,738	72,489
General and administrative (1)	13,576	8,053	47,399	145,068
Total operating expenses	$118,362	$55,823	$308,415	$281,764
Operating income (loss)	79,221	23,903	215,059	(42,397)
Other income (expense):
Interest, net	(13,488)	(2,290)	(34,010)	(6,717)
Gain (loss) on derivative instruments	(64,410)	15,250	(72,002)	30,153
Other expense	(1,329)	(232)	(2,287)	(1,370)
Net income (loss) before income tax expense (benefit)	(6)	36,631	106,760	(20,331)
Income tax expense (benefit)	377	(3,383)	5,487	(3,936)
Net income (loss)	$(383)	$40,014	$101,273	$(16,395)
Net income attributable to Infinity Natural Resources, LLC prior to the IPO reorganization transaction	—	—	—	9,914
Net income (loss) attributable to redeemable non-controlling interests	(261)	29,610	71,508	(19,469)
Net income (loss) attributable to Infinity Natural Resources, Inc.	$(122)	$10,404	$29,765	$(6,840)
Weighted-average shares of Class A common stock outstanding:
Basic	19,435,466	15,433,443	18,609,825	15,303,532
Diluted	19,435,466	15,895,944	18,643,047	15,303,532
Net income (loss) attributable to Infinity Natural Resources, Inc. per share of Class A common stock
Basic(2)	$(0.37)	$0.67	$0.69	$(0.45)
Diluted(2)	$(0.37)	$0.65	$0.69	$(0.45)
(1) General and administrative expense includes a one-time share-based compensation expense of $126.1 million for the nine months ended September 30, 2025, incurred in connection with the Company’s initial public offering (“IPO”).
(2) Refer to Note 14 – Earnings Per Share to this Quarterly Report for basic and diluted earnings per share calculations.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity, Redeemable Non-controlling Interest and Series A Preferred Stock (Unaudited)
(amounts in thousands, except share amounts)

	Class A Common Stock		INR Units		Additional Paid in Capital	Retained Earnings /(Accumulated Deficit)	Total	Redeemable Non-controlling Interest	Series A Preferred Stock
Nine Months Ended September 30, 2026	Shares	Amount	Shares	Amount

Balance as of December 31, 2025	15,542,521	$155	45,247,974	$452	$310,972	$(4,440)	$307,139	$670,785	$—
Share-based compensation expense		—	—	—	2,262	—	2,262	—	—
RSU vested net of tax withholdings	223,718	2	—	—	(1,203)	—	(1,201)	—	—
Net income (loss)	—	—	—	—	—	(1,871)	(1,871)	(4,472)	—
Issuance of Class A common stock for acquisition	2,517,194	25	—	—	35,090	—	35,115	—	—
Issuance of Series A Preferred Stock net of issuance costs	—	—	—	—	—	—	—	—	333,976
Dividends on Series A Preferred Stock	—	—	—	—	—	(3,104)	(3,104)	—	3,104
Exchange of INR Units for Class A common stock	467,744	5	(467,744)	(5)	6,888	—	6,888	(6,888)	—
Change in the Tax Receivable Agreement and deferred tax effects	—	—	—	—	(2,047)	—	(2,047)	—	—
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	—	(162,740)	—	(162,740)	162,740	—
Balance as of March 31, 2026	18,751,177	$187	44,780,230	$447	$189,222	$(9,415)	$180,441	$822,165	$337,080
Share-based compensation expense	—	—	—	—	3,199	—	3,199	—	—
Net income (loss)	—	—	—	—	—	31,752	31,752	76,247	—
Dividends on Series A Preferred Stock	—	—	—	—	—	(6,755)	(6,755)	—	6,755
Series A Preferred Stock issuance costs	—	—	—	—	—	—	—	—	(244)
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	—	191,817	—	191,817	(191,817)	—
Shares repurchased and retired	(109,579)	(1)	—	—	(1,504)	—	(1,505)	—	—
Balance as of June 30, 2026	18,641,598	$186	44,780,230	$447	$382,734	$15,582	$398,949	$706,595	$343,591
Share-based compensation expense	—	—	—	—	3,284	—	3,284	—	—
Net income (loss)	—	—	—	—	—	(122)	(122)	(261)	—
Cash payment of Series A Preferred Stock dividends declared in the second quarter	—	—	—	—	—	—	—	—	(7,056)
Series A Preferred Stock issuance costs	—	—	—	—	65	—	65	—	(65)
Change in the Tax Receivable Agreement and deferred tax effects	—	—	—	—	(6,958)	—	(6,958)	—	—
Series A Preferred Stock dividends declared and paid in cash in the third quarter	—	—	—	—	—	(7,056)	(7,056)	—	—
Exchange of INR Units to Class A common stock	1,521,581	15	(1,521,581)	(15)	24,009	—	24,009	(24,009)	—

	Class A Common Stock		INR Units		Additional Paid in Capital	Retained Earnings /(Accumulated Deficit)	Total	Redeemable Non-controlling Interest	Series A Preferred Stock
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	—	(24,009)	—	(24,009)	24,009	—
Balance as of September 30, 2026	20,163,179	$201	43,258,649	$432	$379,125	$8,404	$388,162	$706,334	$336,470

	INR Holdings Members’ Equity	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Total	Redeemable Non-controlling Interest
Nine Months Ended September 30, 2025		Shares	Amount	Shares	Amount

Balance as of December 31, 2024	$508,242	—	$—	—	$—	$—	$—	$—	$—
Net income prior to the IPO reorganization transaction	9,914	—	—	—	—	—	—	—	—
Effect of the IPO reorganization transaction	(518,156)	—	—	45,638,889	456	—	—	456	517,700
Issuance of common stock in connection with IPO, net of underwriting discounts, commissions and other offering costs	—	15,237,500	152	—	—	198,204	—	198,356	76,911
Share-based compensation expense subsequent to the IPO reorganization transaction	—	—	—	—	—	126,895	—	126,895	—
Net loss subsequent to the IPO reorganization transaction	—	—	—	—	—	—	(34,569)	(34,569)	(103,707)
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	—	—	(325,099)	(18,276)	(343,375)	343,375
Balance as of March 31, 2025	—	15,237,500	$152	45,638,889	$456	$—	$(52,845)	$(52,237)	$834,279
Share-based compensation expense	—	—	—	—	—	2,293	—	2,293	—
Net income	—	—	—	—	—	—	17,988	17,988	53,965
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	—	—	42,099	—	42,099	(42,099)
Balance as of June 30, 2025	—	15,237,500	$152	45,638,889	$456	$44,392	$(34,857)	$10,143	$846,145
Exchange of INR Units for Class A common stock	—	390,915	4	(390,915)	(4)	7,248	—	7,248	(7,248)
Share-based compensation plans	—	1,238	—	—	—	2,245	—	2,245	—
Net income	—	—	—	—	—	—	10,404	10,404	29,610
Establishment of liabilities under the Tax Receivable Agreement and deferred tax effects	—	—	—	—	—	(1,552)	—	(1,552)	—
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	—	—	260,132	—	260,132	(260,132)
Balance as of September 30, 2025	—	15,629,653	$156	45,247,974	$452	$312,465	$(24,453)	$288,620	$608,375
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$101,273	$(16,395)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	134,762	72,489
Amortization of debt issuance costs	6,798	1,705
Share-based compensation expense, including amounts capitalized	8,745	131,441
Loss (gain) on derivative instruments	72,002	(30,153)
Cash (paid) and received on settlement of derivative instruments	(25,618)	5,567
Non-cash lease expense	399	205
Deferred income taxes	4,933	(4,178)
Changes in operating assets and liabilities:
Accounts receivable	(58,939)	21,696
Prepaid expenses and other	(1,084)	645
Accounts payable	36,883	11,521
Royalties payable	44,903	3,503
Accrued and other expenses	9,017	(4,695)
Other assets and liabilities	(600)	(6,651)
Net cash provided by operating activities	$333,474	$186,700
Cash flows from investing activities:
Additions to oil and gas properties	(355,455)	(269,115)
Antero Acquisition	(620,500)	—
Additions to midstream and other property and equipment	(25,020)	(10,182)
Net cash used in investing activities	$(1,000,975)	$(279,297)
Cash flows from financing activities:
Borrowings under Credit Facility	462,530	143,000
Payments on Credit Facility	(613,376)	(327,000)
Proceeds from issuance of Notes	550,000	—
Proceeds from issuance of Class A common stock in IPO, net of underwriting discounts and commissions	—	286,465
Proceeds from issuance of Series A Preferred Stock	350,000	—
Payments of Credit Facility debt issuance costs	(13,420)	(645)
Payments of Notes debt issuance costs	(11,794)	—
Shares of Class A common stock withheld for employee tax obligations upon vesting RSUs	(1,201)	(8)
Repurchases of Class A common stock	(1,505)	—
Payments of Series A Preferred Stock issuance costs	(16,239)	—
Payments on notes payable	(55)	(86)
Payment of Series A Preferred Stock dividends	(14,112)	—
Payments of IPO costs	—	(6,760)
Net cash provided by (used in) financing activities	$690,828	$94,966
Net increase (decrease) in cash and cash equivalents	23,327	2,369
Cash and cash equivalents at beginning of period	2,849	2,203
Cash and cash equivalents at end of period	$26,176	$4,572
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 1 – Description of the Business and Basis of Presentation
Description of Business. Infinity Natural Resources, Inc., together with its subsidiaries (collectively referred to as “INR,” the “Company,” “we,” “our,” or “us,” unless the context otherwise indicates), is a growth oriented, independent energy company focused on the acquisition, development, production and gathering of hydrocarbons in the Appalachian Basin. Our operations are focused on the Utica Shale in eastern Ohio and the Marcellus and Utica Shales in southwestern Pennsylvania.
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
Business Combinations. We account for business combinations under the Business Combinations Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 805, which requires identifiable assets acquired and liabilities assumed to be recognized at their acquisition date fair values. See Note 4 – Acquisitions for further discussion of the Antero Acquisition.
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

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
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

The Company measures PIK dividends based on the stated dividend rate applied to the liquidation preference of the Series A Preferred Stock. Accordingly, changes in the liquidation preference resulting from PIK dividends increase the carrying value of the Series A Preferred Stock when accrued and reduce the carrying value when paid. Furthermore, PIK dividends reduce income available to holders of Class A common stock for purposes of calculating earnings per share.

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
Redeemable Non-controlling Interest. Redeemable non-controlling interests are presented within our unaudited condensed consolidated balance sheet as of September 30, 2026 as mezzanine equity as they are redeemable upon the occurrence of an event that is not solely within our control. The carrying amount of the redeemable non-controlling interest is equal to the greater of (1) the carrying value of the non-controlling interest adjusted each reporting period for income or loss attributable to the non-controlling interest or (2) the redemption value. Remeasurements to the redemption value of the redeemable non-controlling interest are recognized in additional paid-in capital within the unaudited condensed consolidated balance sheet as of September 30, 2026. The redemption amount is calculated based on the 5-day volume-weighted-average closing price of Class A common stock at the end of each reporting period. The portion of the net income or loss attributable to redeemable non-controlling interest is reported as net income or loss attributable to redeemable non-controlling interests on our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2026.
Income Taxes. The Company is subject to U.S. federal, state, and local income taxes on its share of taxable income earned through its interest in INR Holdings, which is treated as a pass-through entity for income tax purposes. INR

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
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
Earnings per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) available to holders of Class A common stock by the weighted-average number of shares of Class A common stock outstanding during the period. Net income attributable to Class A common stock is reduced by dividends on the Series A Preferred Stock, including PIK dividends, whether or not declared. Diluted earnings per share gives effect, when applicable, to unvested restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted under the Plan (as defined herein), the exchange of INR Units (and the cancellation of an equal number of shares of Class B common stock) held by the Legacy Owners into Class A common stock and the assumed conversion of the Series A Preferred Stock. The Company uses the “if-converted” method to determine the potential dilutive effect of exchanges of INR Units (and the cancellation of an equal number of shares of Class B common stock), and the treasury stock method to determine the potential dilutive effect of vesting of outstanding equity awards.
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
For RSUs, fair value is determined based on the closing stock price of the Class A common stock on the grant date. RSUs represent awards that entitle the holder to receive shares of Class A common stock upon vesting, subject to satisfaction of applicable service conditions. For PSUs with market-based vesting conditions, fair value is estimated using a Monte Carlo simulation model and is not subsequently remeasured. Compensation expense for market-based awards is

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
recognized regardless of whether the market condition is ultimately satisfied, provided the requisite service condition is met. The Company accounts for forfeitures as they occur.
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
The table below provides disaggregated information on the Company’s oil, natural gas, and NGL revenues included in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands)
Oil revenues	$100,234	$41,023	$253,656	$119,624
Natural gas revenues	56,837	27,293	177,507	80,625
NGL revenues	37,919	9,938	84,941	34,660
Oil, natural gas, and NGL sales	$194,990	$78,254	$516,104	$234,909
Oil Sales
Our crude oil sales contracts are generally structured such that oil is delivered to the customer at a contractually agreed-upon delivery point, typically at the tank. Revenue is recognized when control and legal title are transferred to the customer at the delivery point based on the net price received. Downstream trucking transportation or marketing costs incurred by purchasers are reflected in the price received and are presented as a net reduction to oil sales revenues.

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Natural Gas and NGL Sales
Under the Company’s natural gas processing contracts, liquids rich natural gas is delivered to a midstream gathering and/or processing entity at an agreed upon delivery point. The midstream entity gathers and/or processes the raw gas and then remits proceeds to the Company. The Company evaluates when control of the residue gas and NGLs transfers to determine whether revenues should be recognized on a gross or net basis. Fees incurred after transfer of control are recorded as gathering, processing and transportation expense, while fees incurred prior to transfer of control are reflected as a net reduction to natural gas and NGL revenues.
Midstream and Other Revenue

The Company owns and operates certain gathering and related midstream infrastructure that supports its oil and natural gas operations with approximately 1 Bcf/d of natural gas throughput capacity. Midstream and other revenue primarily consists of (i) gathering revenues earned from third-party and working interest owner volumes transported through the Company’s gathering systems (ii) revenues earned from water midstream activities, including the provision of fresh water, trucking and handling and (iii) amounts earned from transportation optimization activities, including asset management arrangements (“AMAs”), capacity utilization fees, spread-share arrangements, transportation reimbursements and similar activities associated with the Company’s firm transportation capacity. Amounts received from these activities are recognized within midstream and other revenue in the unaudited condensed consolidated statements of operations. Costs associated with the Company’s underlying firm transportation commitments continue to be recognized within the gathering, processing and transportation expense line item.
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

For all commodity products, the Company recognizes revenue in the month production is delivered to the purchaser. Settlement statements for crude oil sales are generally received within 30 days following delivery, while settlement statements for natural gas and NGL sales may be received approximately 30 to 60 days after delivery. Payment is unconditional once the performance obligations have been satisfied. At that time, the delivered volumes and applicable sales prices can be reasonably estimated and amounts due from customers are accrued in Accounts receivable – oil and natural gas sales, net in the unaudited condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, such receivable balances were $89.6 million and $54.8 million, respectively.
Note 4 – Acquisitions
2026 Antero Acquisition
On February 23, 2026, the Company completed the acquisition of a 60% undivided interest in certain upstream oil and gas properties and related midstream assets in Ohio from affiliates of Antero Resources Corporation and Antero Midstream LLC (the “Antero Acquisition”) for aggregate cash consideration of approximately $681.7 million. For a complete discussion of the transaction, the financing structure, and the Level 3 fair value measurement methodologies utilized, see Note 4 – Acquisitions in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.
On August 7, 2026, the post-closing purchase price adjustment process under the purchase agreement was completed. Working capital adjustments reduced the purchase price from $683.9 million to $681.7 million. The purchase price allocation remains preliminary and is subject to completion of the valuation of the acquired oil and gas properties and midstream assets. The Company expects to finalize the purchase price allocation within the measurement period, which will not exceed one year from the February 23, 2026 acquisition date. Any measurement-period adjustments will be recognized in the reporting period in which the adjustments are determined. The table below presents the preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on their estimated acquisition-date fair values.

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(in thousands)	Consideration
Cash (1)	$681,700
Total	$681,700

Purchase Price Allocation

Assets acquired:
Oil and natural gas properties, full cost method	$422,860
Midstream and other property and equipment	275,397
Total assets acquired	$698,257
Liabilities assumed:
Royalties payable	13,056
Asset retirement obligations	3,501
Total liabilities assumed	16,557
Net assets acquired	$681,700
(1) Inclusive of approximately $61.2 million of cash deposited into escrow in 2025. Accordingly, of the $681.7 million of aggregate cash consideration, approximately $620.5 million was paid during the nine months ended September 30, 2026.
Actual and Pro Forma Information
The Antero Acquisition contributed revenue of $37.2 million and $72.0 million, and income from operations of $13.1 million and $30.4 million, for the three and nine months ended September 30, 2026, respectively (beginning on the February 23, 2026 acquisition date). The following unaudited pro forma financial information represents a summary of the condensed combined results of operations for the three and nine months ended September 30, 2026 and 2025, assuming the Antero Acquisition occurred on January 1, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Revenues	$197,583	$109,631	$544,328	$329,081
Net income (loss)	(383)	54,243	104,542	26,432
Net income (loss) attributable to Infinity Natural Resources, Inc.	(122)	14,057	30,729	4,156
Basic net income (loss) per share	$(0.37)	$0.91	$0.74	$0.27
Diluted net income (loss) per share	$(0.37)	$0.88	$0.74	$0.26
Note 5 – Property, Plant, and Equipment
Oil and Natural Gas Properties
We utilize the full cost method of accounting for costs related to the exploration, development, and acquisition of oil and natural gas properties. Our capitalized costs of oil and natural gas properties and the related accumulated depreciation, depletion, and amortization as of September 30, 2026 and December 31, 2025 are as follows:

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	September 30, 2026	December 31, 2025
(in thousands)
Oil and natural gas properties:
Proved properties	$1,958,276	$1,175,523
Unproved properties	131,598	88,689
Gross oil and natural gas properties	2,089,874	1,264,212
Less: accumulated depreciation, depletion, and amortization	(369,629)	(249,296)
Oil and natural gas properties, net	$1,720,245	$1,014,916
The increase in proved property costs during the nine months ended September 30, 2026 reflects the acquisition of oil and natural gas properties in connection with the Antero Acquisition discussed in Note 4 – Acquisitions to this Quarterly Report and development activities during the period.

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter which determines a limit, or ceiling, on the book value of proved oil and natural gas properties. When the book value is in excess of the ceiling value, an impairment is recognized. No impairment expense was recorded for the three and nine months ended September 30, 2026 based on the results of the quarterly ceiling test.

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
Capitalized costs of proved properties are computed on a units-of-production basis based on estimated proved reserves, whereby the depletion rate is determined by dividing the total unamortized cost base plus future development costs by estimated proved reserves on a net equivalent basis at the beginning of the period. The depletion rate is multiplied by total production for the period to compute depletion expense. The following table shows our depletion expense for the three and nine months ended September 30, 2026 and 2025 related to oil and gas properties:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per Mcfe amounts)	2026	2025	2026	2025
Depletion of Proved Oil and Natural Gas Properties	47,652	26,775	120,333	70,272
Average Depletion Rate per Mcfe	$1.20	$1.35	$1.22	$1.35
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

	September 30, 2026	December 31, 2025
Midstream assets	$352,948	$53,077
Other property and equipment	5,863	4,039
Gross midstream and other property and equipment	358,811	57,116
Less: accumulated depreciation	(21,254)	(7,416)
Total midstream and other property and equipment, net	$337,557	$49,700
The increase in midstream assets during the nine months ended September 30, 2026 was primarily attributable to the acquisition of midstream assets as part of the Antero Acquisition described in Note 4 – Acquisitions to this Quarterly Report.
The estimated useful lives of other property and equipment depreciated on a straight-line basis are as follows:

Midstream assets	5 – 25 years
Vehicles	5 years
Furniture, fixtures, and office equipment	3 – 10 years
Leasehold improvements	5 years
The carrying value of long-lived assets that are not part of the Company’s full cost pool are evaluated for recoverability whenever events or changes in circumstances indicate that their carrying values may not be recoverable. If an impairment exists, the impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value. No impairment was recognized during the three or nine months ended September 30, 2026 or 2025.

Depreciation expense related to midstream and other property and equipment was approximately $6.9 million and $0.7 million for the three months ended September 30, 2026 and 2025, respectively, and approximately $14.0 million and $2.0 million for the nine months ended September 30, 2026 and 2025, respectively.
Note 6 – Accrued Liabilities and Other
The Company’s accrued liabilities as of September 30, 2026 and December 31, 2025 consisted of the following amounts:

	September 30, 2026	December 31, 2025
Accrued capital expenditures	22,883	7,270
Accrued general and administrative expenses	8,862	7,706
JIB advance deposits	2,611	1,296
Other accrued liabilities	9,547	6,749
Total accrued liabilities	$43,903	$23,021

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
The Credit Facility bears interest at a rate equal to, at the Company’s election, either (a) SOFR benchmark plus an applicable margin that varies from 2.75% to 3.75% per annum or (b) a base rate plus an applicable margin that varies from 1.75% to 2.75% per annum, based on borrowing base utilization. The Company is also required to pay a commitment fee of 0.50% per annum on the average daily unused portion of the current aggregate commitments under the Credit Facility. The Company is also required to pay customary letter of credit and fronting fees. As of September 30, 2026, the Company had no borrowings outstanding under the Credit Facility, leaving approximately $875.0 million of available borrowing capacity. Borrowings outstanding under the Credit Facility were approximately $150.8 million as of December 31, 2025.
Interest expense related to the Credit Facility was approximately $6.2 million and $5.3 million for the nine months ended September 30, 2026 and 2025, respectively. For the three month periods ended September 30, 2026 and 2025, the corresponding interest expense was approximately $0.9 million and $1.8 million, respectively. Approximately $0.3 million and $0.0 million of interest were capitalized for the nine months ended September 30, 2026 and 2025, respectively, and $0.1 million and $0.0 million were capitalized for the three months ended September 30, 2026 and 2025, respectively. The weighted-average interest rate on borrowings outstanding under the Credit Facility was 6.8% and 4.2% during the nine months ended September 30, 2026 and 2025, respectively.
Debt issuance costs associated with the Credit Facility are capitalized and presented within other assets in the unaudited condensed consolidated balance sheets because they relate to a revolving line of credit rather than a specific borrowing. As of September 30, 2026 and December 31, 2025, capitalized debt issuance costs related to the Credit Facility were approximately $14.9 million and $6.7 million, respectively.
Amortization of debt issuance costs, which is included within interest expense in the unaudited condensed consolidated statements of operations, was approximately $5.5 million and $1.7 million for the nine months ended September 30, 2026 and 2025, respectively, and approximately $1.9 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively.
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
The Company incurred approximately $12.6 million of debt issuance costs in connection with the issuance of the Notes during the nine months ended September 30, 2026. As of September 30, 2026, approximately $11.2 million of unamortized debt issuance costs remained and are presented as a direct reduction of the carrying amount of the Notes. Amortization of debt issuance costs related to the Notes was approximately $0.7 million and $1.3 million for the three and nine months ended September 30, 2026, respectively.
Interest expense related to the Notes was approximately $10.4 million and $22.3 million for the three and nine months ended September 30, 2026, respectively.

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
We typically enter into over-the-counter (OTC) derivative contracts with financial institutions and regularly monitor the creditworthiness of all counterparties. Certain of our hedging arrangements are with counterparties that are also lenders (or affiliates of lenders) under our Credit Facility. As of September 30, 2026 and December 31, 2025, we did not have any cash or letters of credit posted as collateral for our derivative financial instruments.
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
The following tables provide information about the Company’s derivative financial instruments. The tables present the notional amount, the weighted-average contract prices and the fair values by expected maturity dates as of September 30, 2026.

	Volume	Weighted-Average Price	Fair Value as of September 30, 2026
Oil	(in MBbls)	($ per Bbl)	(in thousands)
Fixed price swaps
2026	801	$63.71	$(19,499)
2027	1,710	65.08	(24,170)
2028	884	70.87	(932)
Total	3,395		$(44,601)

	Volume	Floor / Ceiling	Fair Value as of September 30, 2026
Oil	(in MBbls)	($ per Bbl)	(in thousands)
Price collars
2026	115	$ 70.00 - 78.00	$(1,275)
2027	350	70.00 - 84.60	(919)
Total	465		$(2,194)

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Volume	Weighted-Average Price	Fair Value as of September 30, 2026
Natural gas	(in MMBtu)	($ per MMBtu)	(in thousands)
Fixed basis swaps
2026	4,296,000	$3.12	$4,567
2027	10,372,000	2.96	4,922
Total	14,668,000		$9,489

	Volume	Weighted-Average Price	Fair Value as of September 30, 2026
Natural gas	(in MMBtu)	($ per MMBtu)	(in thousands)
NYMEX - Fixed price swaps
2026	8,886,000	$4.31	$9,903
2027	44,334,000	3.91	31,781
2028	35,370,000	3.76	1,019
2029	29,970,000	3.61	(2,961)
2030	26,310,000	3.56	(2,931)
Total	144,870,000		$36,811

	Volume	Basis Differential	Fair Value as of September 30, 2026
Natural gas	(in MMBtu)	($ per MMBtu)	(in thousands)
Basis swaps
2026	13,641,000	$(0.96)	$(1,950)
2027	29,537,000	(0.62)	(3,766)
2028	33,086,000	(0.51)	(2,153)
Total	76,264,000		$(7,869)

	Volume	Weighted-Average Price	Fair Value as of September 30, 2026
Ethane	(in gallons)	($ per gallon)	(in thousands)
Fixed price swaps
2026	2,137,000	$0.29	$71
2027	7,116,000	0.24	5
Total	9,253,000		$76

	Volume	Weighted-Average Price	Fair Value as of September 30, 2026
Propane	(in gallons)	($ per gallon)	(in thousands)
Fixed price swaps
2026	13,832,000	$0.76	$(1,478)
2027	35,506,000	0.72	(2,137)
Total	49,338,000		$(3,615)

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Volume	Weighted-Average Price	Fair Value as of September 30, 2026
Isobutane	(in gallons)	($ per gallon)	(in thousands)
Fixed price swaps
2026	2,944,000	$0.94	$(1,270)
2027	7,648,000	0.91	(1,571)
Total	10,592,000		$(2,841)

	Volume	Weighted-Average Price	Fair Value as of September 30, 2026
Normal butane	(in gallons)	($ per gallon)	(in thousands)
Fixed price swaps
2026	3,773,000	$0.92	$(1,573)
2027	9,764,000	0.86	(1,902)
Total	13,537,000		$(3,475)

	Volume	Weighted-Average Price	Fair Value as of September 30, 2026
Pentane	(in gallons)	($ per gallon)	(in thousands)
Fixed price swaps
2026	3,346,000	$1.47	$(1,712)
2027	9,050,000	1.39	(2,790)
2028	3,510,000	1.38	(407)
Total	15,906,000		$(4,909)
Derivative assets and liabilities are presented below as gross assets and liabilities, without regard to master netting arrangements, which are considered in the presentation of derivative assets and liabilities in the accompanying balance sheets.
The following tables summarize the gross fair value of our derivative assets and liabilities and the effect of netting as of September 30, 2026 and December 31, 2025:

	September 30, 2026
Balance Sheet Classification	Gross Amounts	Netting Adjustment	Net Amounts Presented on Balance Sheet
(in thousands)
Assets
Commodity derivative assets, short-term	$30,781	$(12,344)	$18,437
Commodity derivative assets, long-term	3,105	(692)	2,413
Total assets	$33,886	$(13,037)	$20,850
Liabilities
Commodity derivative liabilities, short-term	$(47,267)	$15,947	$(31,320)
Commodity derivative liabilities, long-term	(18,879)	6,221	(12,657)
Total liabilities	$(66,146)	$22,168	$(43,978)

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	December 31, 2025
Balance Sheet Classification	Gross Amounts	Netting Adjustment	Net Amounts Presented on Balance Sheet
(in thousands)
Assets
Commodity derivative assets, short-term	$32,718	$(7,880)	$24,838
Commodity derivative assets, long-term	7,701	(4,816)	2,885
Total assets	$40,419	$(12,696)	$27,723
Liabilities
Commodity derivative liabilities, short-term	$(8,986)	$7,880	$(1,106)
Commodity derivative liabilities, long-term	(8,177)	4,816	(3,361)
Total liabilities	$(17,163)	$12,696	$(4,467)
Our total derivative gains and losses for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Realized gain (loss) on derivative instruments	$(1,199)	$6,375	$(25,618)	$5,567
Unrealized gain (loss) on derivative instruments	(63,211)	8,876	(46,384)	24,586
Total gain (loss) on derivative instruments	$(64,410)	$15,250	$(72,002)	$30,153
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
The Notes were issued in a private placement and are carried at amortized cost. The estimated fair value of the Notes is determined using observable market inputs, including prices and yields for similar debt instruments with comparable terms and maturities, and is categorized as a Level 2 fair value measurement within the fair value hierarchy. As of September 30, 2026, the carrying value of the Notes approximated their estimated fair value.
Recurring Fair Value Measurements

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
The following tables present, for each applicable level within the fair value hierarchy, the Company’s net derivative assets and liabilities, including both current and noncurrent portions, measured at fair value on a recurring basis.

	September 30, 2026
	Level 1	Level 2	Level 3	Fair Value
(in thousands)
Assets
Fixed price swaps	$—	$46,376	$—	$46,376
Collars	—	1,416	—	1,416
Liabilities
Fixed price swaps	—	(59,441)	—	(59,441)
Basis swaps	—	(7,869)	—	(7,869)
Collars	—	(3,610)	—	(3,610)
Total	$—	$(23,128)	$—	$(23,128)

	December 31, 2025
	Level 1	Level 2	Level 3	Fair Value
(in thousands)
Assets
Fixed price swaps	$—	$33,079	$—	$33,079
Basis swaps	—	349	—	349
Liabilities
Fixed price swaps	—	—	—	—
Basis swaps	—	(10,172)	—	(10,172)
Total	$—	$23,256	$—	$23,256
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
Note 10 – Income Taxes and Tax Receivable Agreement
The Company recorded income tax expense of $0.4 million and $5.5 million for the three and nine months ended September 30, 2026, respectively. The Company recorded income tax benefits of $3.6 million and $4.2 million for three and nine months ended September 30, 2025, respectively.
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
The Company’s effective tax rate for the three months ended September 30, 2026 was not considered meaningful due to the nominal amount of pretax loss recognized during the period. The Company’s effective tax rate for the nine months ended September 30, 2026 was 5.14%. The effective tax rates for the three and nine months ended September 30, 2025

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
were approximately (9.76)% and 20.87%, respectively. The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because income attributable to the redeemable noncontrolling interest represents pass-through income that is not subject to income tax at the Company level.
The Company records deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. As of September 30, 2026, the Company recorded a net deferred tax liability of $4.2 million. The Company assesses the realizability of its deferred tax assets each reporting period based on all available positive and negative evidence and records a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized.
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
Tax Receivable Agreement. Prior to the closing date of the IPO, the Company entered into a TRA with the Legacy Owners. This agreement generally provides for the payment by the Company to the Legacy Owners of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company (a) actually realizes with respect to taxable periods ending after the IPO or (b) is deemed to realize in the event of a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations and certain changes to the composition of the Company’s board of directors) or the TRA terminates early (at the Company’s election or as a result of a breach) with respect to any taxable periods ending on or after such change of control or early termination event, in each case, as a result of (i) the tax basis increases resulting from the exchange of INR Units and the corresponding surrender of an equivalent number of shares of Class B common stock by the Legacy Owners for a number of shares of Class A common stock on a one-for-one basis or, at the Company’s option, the receipt of an equivalent amount of cash pursuant to the INR Holdings LLC Agreement and (ii) deductions arising from imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRA. The Company will retain the benefit of the remaining 15% of these cash savings, if any.
The TRA liability was $6.4 million as of September 30, 2026 and $1.5 million as of December 31, 2025. The $4.9 million increase during the nine months ended September 30, 2026 resulted from the exchanges of 467,744 INR Units in March 2026 and 1,521,581 INR Units in August 2026 for shares of Class A common stock, which increased the Company’s tax basis in its investment in INR Holdings. The Company recorded the increase in the liability, net of the related deferred tax effects, as an adjustment to additional paid-in capital.
Note 11 – Series A Convertible Preferred Stock
On February 18, 2026, the Company entered into a Securities Purchase Agreement with affiliates of Quantum Capital Group (“Quantum”) and Carnelian Energy Capital Management (“Carnelian”) pursuant to which the Company issued and sold an aggregate of 350,000 shares of Series A Preferred Stock at an original purchase price of $1,000.00 per share, for total gross proceeds of $350.0 million on February 23, 2026 (the “Preferred Stock Transaction”). The Series A Preferred Stock carries an initial liquidation preference of $1,000 per share and ranks senior to the Class A common stock with respect to dividend rights and rights upon liquidation.
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
Beginning three years after issuance, the Company has the right to require mandatory conversion of all or any portion of the Series A Preferred Stock into shares of Class A common stock, provided that the closing price of the Class A common stock exceeds 140% of the conversion price for 20 of 30 consecutive trading days and certain liquidity conditions are met.
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
The Series A Preferred Stock is classified as temporary (mezzanine) equity on the unaudited condensed consolidated balance sheets because the instrument is redeemable for cash upon the occurrence of a Change of Control, an event that is not solely within the Company’s control. The Company evaluated the Series A Preferred Stock for embedded derivative features, including certain dividend rate step-up provisions related to credit agreement restrictions and share issuance limitations. Based on this evaluation, the Company concluded that these features do not result in material derivative instruments requiring separate accounting as of the issuance date or as of September 30, 2026.
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
The Company elected to pay the dividend for the quarter ended March 31, 2026 in kind, which increased the carrying amount and liquidation preference of the Series A Preferred Stock. The dividends for the quarters ended June 30 and September 30, 2026 were paid in cash. As of September 30, 2026, the carrying amount of the Series A Preferred Stock was $336.5 million.
Note 12 – Stockholders’ Equity and Noncontrolling Interest
As of September 30, 2026, the Company’s equity structure consists of Class A common stock, Class B common stock and Series A Preferred Stock. Each share of Class A common stock entitles its holder to one vote per share and the right to receive dividends and other distributions when, as, and if declared by our board of directors. Holders of Class A common stock are also entitled to share in any assets remaining upon liquidation, after satisfaction of all debts and liabilities. Holders of Class A common stock do not have preemptive or conversion rights. The Class A common stock is economically entitled to the results of operations of the Company, through its ownership interest in INR Holdings. Legacy Owners own an approximate 68.2% interest in INR Holdings, and the Company owns an approximate 31.8% interest in INR Holdings.
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
As of September 30, 2026, the Company consolidates the financial results of INR Holdings in its unaudited condensed consolidated financial statements. The portion of net income and equity attributable to the INR Units held by the Legacy Owners is reported as a redeemable non-controlling interest within mezzanine equity in the unaudited condensed consolidated financial statements.
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
Restricted Stock Units
From March through September 2026, the Company granted an additional 617,031 RSUs to certain employees and non-employee directors under the Plan. The RSUs granted to employees generally vest ratably over a three-year service period, while the RSUs granted to non-employee directors vest in full on the one-year anniversary of the grant date.
From February through September 2026, 295,996 previously issued RSUs vested and settled in Class A common stock, of which 70,910 were withheld to cover employee tax obligations. The total fair value of shares vested was $5.1 million and the fair value of shares withheld $1.2 million which was remitted in cash to the tax authorities.
The grant-date fair value of each RSU is determined based on the closing stock price of the Class A common stock on the grant date. Share-based compensation expense related to RSUs is recognized on a straight-line basis over the requisite service period, which corresponds to the vesting terms of the respective awards. We account for forfeitures as they occur. The following table summarizes the RSU activity for the nine months ended September 30, 2026:

	RSUs	Weighted-average grant date fair value
Unvested as of beginning of period	433,482	$18.84
Granted	617,031	16.82
Vested and settled	(295,996)	19.63
Canceled/Forfeited	(9,614)	17.24
Unvested as of end of period	744,903	$16.87

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
The RSUs are entitled to Dividend Equivalent Rights (as defined in the Plan) on unvested RSUs, which are payable only if the underlying RSUs vest. The Company recognized compensation expense for RSUs of $1.3 million and $3.8 million for the three and nine months ended September 30, 2026, respectively, and $1.3 million and $3.4 million for the three and nine months ended September 30, 2025, respectively.
As of September 30, 2026, unrecognized compensation expense related to unvested RSU awards was $9.6 million, which is expected to be recognized over a weighted-average remaining service period of 1.3 years.
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

	2026	2025
Expected volatility	45.00%	40.00%
Risk-free rate	3.50%	4.04%
Expected dividend yield	—%	—%
Correlation with peer group range	35.00% - 65.00%	45.00% - 68.00%
The fair value was determined on the grant date and will not be remeasured. Compensation expense for the PSUs is recognized on a straight-line basis over the requisite service period, which begins on the grant date and ends on the certification date. Expense is recognized regardless of whether the market conditions are ultimately achieved, provided the service condition is satisfied. The Company accounts for forfeitures as they occur. The PSUs are entitled to Dividend Equivalent Rights (as defined in the Plan) on unvested PSUs, which are payable only if the underlying PSUs vest. The following table summarizes the PSU activity for the nine months ended September 30, 2026:

	PSUs	Weighted-average fair value

Unvested as of beginning of period	426,582	$22.20
Granted	460,181	30.78
Vested	—	—
Canceled/Forfeited	(167,740)	28.29
Unvested as of end of period	719,023	$26.27
The Company recognized compensation expense for PSUs of $2.0 million and $5.0 million for the three and nine months ended September 30, 2026, respectively, and $0.9 million and $1.9 million for the three and nine months ended September 30, 2025, respectively.
As of September 30, 2026, unrecognized compensation expense related to unvested PSU awards was $12.7 million, which is expected to be recognized over a weighted-average remaining service period of 2 years.

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Note 14 – Earnings Per Share
Basic earnings per share is calculated by dividing income available to holders of Class A common stock by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted net (loss) earnings per share gives effect, when applicable, to unvested RSUs and PSUs granted under the Plan and the exchange of INR Units (and the cancellation of an equal number of shares of Class B common stock) held by the Legacy Owners into shares of Class A common stock. The Series A Preferred Stock is not included in diluted earnings per share because conversion is not considered probable, and the effect would be anti‑dilutive for the periods presented.
The following table summarizes the calculation of weighted-average shares of Class A common stock outstanding used in the computation of diluted earnings (loss) per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
(in thousands, except share and per share amounts)
Net income (loss) attributable to Infinity Natural Resources, Inc.	$(122)	$10,404	$29,765	$(6,840)
Less
Series A Preferred Stock dividends deducted in determining income available to holders of Class A common stock	(7,056)	—	(16,915)	—

Net income attributable to Infinity Natural Resources, Inc. - Basic and Diluted	$(7,178)	$10,404	$12,850	$(6,840)

Weighted-average number of shares of Class A common stock outstanding:
Basic	19,435,466	15,433,443	18,609,825	15,303,532
Effect of dilutive securities:
RSUs	—	462,501	33,222	—
Series A Preferred Stock	—	—	—
Diluted	19,435,466	15,895,944	18,643,047	15,303,532

Net income (loss) available to holders of Class A common stock per share
Basic	$(0.37)	$0.67	$0.69	$(0.45)
Diluted	$(0.37)	$0.65	$0.69	$(0.45)
The calculation of net loss per share for the three months ended September 30, 2026 excludes (i) the assumed exchange of INR Units for Class A common stock and the cancellation of an equal number of shares of Class B common stock, (ii) 744,903 unvested RSUs and 719,023 PSUs and (iii) the assumed conversion of the Series A Preferred Stock, because their inclusion in the calculation would be anti-dilutive. The calculation of earnings per share for the nine months ended September 30, 2026 includes the dilutive effect of certain unvested RSUs calculated using the treasury stock method and excludes (i) the assumed exchange of INR Units for Class A common stock and the cancellation of an equal number of shares of Class B common stock, and (ii) 711,681 unvested RSUs and 719,023 unvested PSUs, because their inclusion would be anti-dilutive.
The calculation of earnings per share for the three months ended September 30, 2025 includes the dilutive effect of RSUs calculated using the treasury stock method and excludes (i) the assumed exchange of INR Units for Class A common stock and the cancellation of an equal number of shares of Class B common stock, and (ii) 455,601 unvested PSUs because their inclusion in the calculation would be anti-dilutive. The calculation of net loss per share for the nine months ended

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2025 excludes (i) the assumed exchange of INR Units for Class A common stock and the cancellation of an equal number of shares of Class B common stock, and (ii) 462,501 unvested RSUs and 455,601 unvested PSUs, because their inclusion in the calculation would be anti-dilutive.
Note 15 – Supplemental Cash Flow Information
The following table provides additional information concerning non-cash activities and cash paid for interest, for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
	2026	2025
(in thousands)
Supplemental disclosure of non-cash transactions:
Right-of-use assets and lease liabilities recognized	$1,592	$6
Asset retirement obligation additions and revisions	161	333
Acquisition of oil and gas property in connection with the Chase Acquisition	39,189	—
RSUs capitalized	1,994	—
Additions to oil and gas properties in accounts payable and accrued liabilities	52,238	33,058
Additions to other property and equipment included in accounts payable	6,882	3,148
Series A Preferred Stock dividends accreted to carrying value	2,800	—
Addition to liabilities under Tax Receivable Agreement and deferred tax effects	9,013	1,552
Issuance costs in accrued liabilities	1,579	—
Supplemental disclosure of cash flow information:
Interest paid	5,911	5,193
Capitalized interest	310	—
Note 16 – Commitments and Contingencies
Drilling Rig Service Commitments. As of September 30, 2026, the Company had a minimum payment of $6.2 million related to our drilling rig services contracts.
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
Note 17 – Segment Information
The Company has one reportable segment, which is engaged in the acquisition, exploration, development and production of crude oil and natural gas, as well as related midstream and other operating activities. All of our oil and natural gas sales come from customers in the United States. The segment’s revenues are primarily derived from our

INFINITY NATURAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
interests in the sales of crude oil and natural gas production. The Company’s chief operating decision maker (“CODM”) is our chief executive officer, who manages the Company’s business activities as a single operating and reporting segment.
The accounting policies of the one reportable segment are the same as those described in the summary of significant accounting policies. The CODM uses net income, as reported in our statement of operations, to measure segment profit or loss, assess performance and make strategic capital allocation decisions. The measure of segment assets is reported on our balance sheet as total assets. The significant expense categories regularly provided to the CODM are the expenses as noted on the face of the statements of operations. See our unaudited condensed consolidated statements of operations.

Note 18 – Subsequent Events
The Company has evaluated subsequent events through the date these financial statements were issued. Management has determined that there are no subsequent events that require recognition or disclosure in the financial statements.

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
Overview
We are a growth oriented independent energy company focused on the acquisition, development, production and gathering of hydrocarbons in the Appalachian Basin. We are focused on creating shareholder value through the identification and disciplined development of low-risk, highly economic oil and natural gas assets and the pursuit of strategic acquisitions, such as the Antero Acquisition, that complement our position in the Appalachian Basin, while maintaining a strong and flexible balance sheet. Our operations are focused on the Utica Shale in eastern Ohio and the Marcellus and Utica Shales in southwestern Pennsylvania. We own and operate midstream assets, including gathering pipelines, compression and water infrastructure, that provide takeaway for our production, help control gathering and transportation costs and generate third-party and working interest owner revenue.
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
Commodity prices were volatile in the first three quarters of 2026, and we expect commodity prices to continue to be volatile for the remainder of 2026 due to macroeconomic uncertainty, changes to the regulatory environment and geopolitical instability and tensions, including in the Middle East, Russia and Ukraine, and potential further imposition of domestic and foreign tariffs. For example, since late February, there has been an ongoing military conflict involving the United States, Israel and Iran in the Middle East, causing geopolitical uncertainty in global energy markets. Concerns over disruptions to oil, natural gas and LNG production and shipping routes in the region have contributed to, and may continue to contribute to, market price volatility for an undeterminable period of time. Domestically, natural gas prices have been negatively impacted in recent months by a combination of mild weather and increased production. Our revenue, profitability, liquidity and financial position will continue to be impacted in the future by the market prices for oil, natural gas and NGLs.
The oil and gas industry is cyclical and commodity prices are highly volatile. During the period from January 1, 2026 through September 30, 2026, monthly index prices for NYMEX WTI crude oil ranged from $60.04 per Bbl to $102.13 per Bbl, while the range for NYMEX Henry Hub natural gas monthly index prices was between $2.56 per MMBtu and $7.49 per MMBtu. We expect that the commodity market will continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. We use a derivative portfolio and firm sales contracts to mitigate the risks of price volatility.
The following table highlights the quarterly average price trends for NYMEX WTI spot prices for crude oil and NYMEX Henry Hub index price for natural gas since the first quarter of 2025:

	2025				2026
	1Q	2Q	3Q	4Q	1Q	2Q	3Q
Oil (per Bbl) (1)	$71.84	$64.63	$65.74	$59.64	$71.98	$95.75	$87.22
Gas (per MMBtu) (1)	$3.65	$3.44	$3.07	$3.55	$5.05	$2.90	$2.96
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
Our firm transportation commitment on the Rockies Express Pipeline (“REX”) provides access to the REX Zone 3 market, allowing us to market a portion of our natural gas production outside of the Appalachian in-basin market and broadening our takeaway and marketing options. The economics of this commitment depend on our utilization of the contracted capacity and the differential between REX Zone 3 and Appalachian in-basin pricing. During the third quarter of 2026, increased utilization of the contracted capacity, together with more favorable price differentials, generated incremental realization benefits that more than offset the associated firm transportation expense. For the nine months ended September 30, 2026, the incremental benefit from accessing REX Zone 3 was approximately offset by the associated firm transportation expense, primarily reflecting lower utilization and less favorable price differentials earlier in the year.
Recent Developments
Chase Acquisition
On January 20, 2026, the Company and INR Holdings entered into a purchase and sale agreement (the “Chase Purchase Agreement”) with Chase Oil Corporation, a New Mexico corporation, and certain other sellers (each a “Chase Seller” and, collectively, “Chase Sellers”) for the acquisition of certain non-operated rights, title and interests in oil and gas properties, rights and related assets located in the State of Pennsylvania from the Chase Sellers (the “Chase Acquisition”), for consideration of 2,517,194 shares of Class A common stock. The Chase Acquisition closed on January 20, 2026, simultaneously with the execution of the Chase Purchase Agreement.

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
During the third quarter of 2026, the Company paid cash dividends on the Series A Preferred Stock of approximately $14.1 million, consisting of the dividend declared for the quarter ended June 30, 2026 and the dividend declared for the quarter ended September 30, 2026.
Antero Acquisition

On February 23, 2026 the Company completed the Antero Acquisition of certain upstream oil and gas properties and related midstream assets in Ohio for aggregate cash consideration of approximately $681.7 million. The Antero Acquisition was financed with the proceeds of the issuance of Series A Preferred Stock and borrowings under the Credit Facility.
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

Full‑Period Versus Partial‑Period Effects. The Company’s results for the three and nine months ended September 30, 2026 reflect the impact of assets placed into service or acquired at different points in time, including wells placed on production throughout 2025 and 2026. The results for the nine months ended September 30, 2026 include only a partial-year contribution from the Antero Acquisition, while the results for the three months ended September 30, 2026 include a full quarter of contribution from the acquired assets. As a result, production volumes, revenues, and certain operating costs for the current period are not directly comparable to the prior‑year period, which did not include the acquired properties or a full period of production from certain development activity. Additionally, certain operating costs include a higher proportion of fixed or semi‑fixed components that do not scale linearly with production; therefore, per‑unit cost metrics may fluctuate between periods as production volumes increase.
Non-Cash Compensation Expense. In connection with the closing of the IPO in 2025, all outstanding incentive units of INR Holdings vested. Consequently, INR Holdings recognized $126.1 million of non-recurring, non-cash stock compensation expense related to these awards for the three months ended March 31, 2025, in accordance with ASC 718.
Results of Operations
For the Three Months Ended September 30, 2026, Compared to the Three Months Ended September 30, 2025
The following table provides the components of our net revenues and net production for the periods indicated, as well as each period’s average prices (before and after the effects of derivatives) and average daily production volumes:

	For the Three Months Ended September 30,		Increase / (Decrease)
	2026	2025	$	%
Net revenues (in thousands):
Oil sales	$100,234	$41,023	$59,211	144%
Natural gas sales	$56,837	$27,293	$29,544	108%
NGL sales	$37,919	$9,938	$27,981	282%
Oil, natural gas, and NGL sales	$194,990	$78,254	$116,736	149%
Midstream and other revenue	$2,593	$1,472	$1,121	76%
Total revenues	$197,583	$79,726	$117,857	148%

Average sales prices:
Oil price (per Bbl)	$77.82	$57.14	$20.68	36%
Effects of derivative settlements on average price (per Bbl)	($12.19)	$4.55	($16.74)	(368)%
Oil price including the effects of derivatives (per Bbl)	$65.63	$61.69	$3.94	6%

Wtd. Average NYMEX WTI price for oil (per Bbl) (2)	$86.00	$65.25	$20.75	32%
Oil differential to NYMEX	($8.18)	($8.11)	($0.07)	(1)%

Natural gas price (per Mcf)	$2.18	$2.15	$0.03	1%
Effects of derivative settlements on average price (per Mcf)	$0.65	$0.22	$0.43	195%
Natural gas price including the effects of derivatives (per Mcf)	$2.83	$2.37	$0.46	19%

Wtd. Average NYMEX Henry Hub price for natural gas (per MMBtu)(2)	$2.95	$3.06	($0.11)	(4)%
Natural gas differential to NYMEX	($0.77)	($0.91)	$0.14	15%

NGL price excluding gathering, processing and transportation (per Bbl)	$38.00	$20.88	$17.12	82%
Effects of derivative settlements on average price (per Bbl)	($2.45)	$0.53	($2.98)	(562)%
NGL price including the effects of derivatives (per Bbl)	$35.55	$21.41	$14.14	66%

Net production
Oil (MBbls)	1,288	718	570	79%
Natural gas (MMcf)	26,001	12,722	13,279	104%
NGL (MBbls)	998	476	522	110%
Net production (MMcfe)(1)	39,717	19,886	19,831	100%

Average daily net production
Oil (Bbls/d)	14,000	7,808	6,192	79%
Natural gas (Mcf/d)	282,620	138,277	144,343	104%
NGLs (Bbls/d)	10,848	5,172	5,676	110%
Average daily net production (Mcfe/d)(1)	431,707	216,157	215,550	100%

_____________
(1)Calculated by converting oil, condensate and NGLs to natural gas equivalent at a ratio of one barrel of oil or NGL to six Mcf.
(2)Based on Netherland, Sewell and Associates Inc. found at https://netherlandsewell.com/resources/pricing-data/ and U.S. Energy Information Administration (“EIA”) commodity pricing. Production-weighted-average NYMEX benchmark prices are calculated using monthly benchmark prices weighted by the Company’s monthly production volumes during the applicable period.

Revenues
Oil, Natural Gas and NGL Sales. Total oil, natural gas and NGL net revenues for the three months ended September 30, 2026 increased by $116.7 million, or 149%, compared to the three months ended September 30, 2025. The increase was driven by higher production volumes and realized commodity prices.
Net production increased by 19.8 Bcfe, or approximately 100%, to 39.7 Bcfe for the three months ended September 30, 2026, compared with 19.9 Bcfe for the prior-year period. Average daily net production increased to approximately 431.7 MMcfe/d from approximately 216.2 MMcfe/d for the prior-year period. Natural gas production increased 104%, NGL production increased 110%, and oil production increased 79% compared to the prior-year period. The increase in oil production primarily resulted from 27 wells placed into service in Ohio, while the increases in natural gas and NGL production reflected the addition of those wells, seven wells placed into service in Pennsylvania and a full quarter of production from the assets acquired in the Antero Acquisition, partially offset by the natural decline of producing wells. Excluding production from the Antero Acquisition, net production increased 63%, with oil volumes up 72%, natural gas volumes up 64% and NGL volumes up 47% compared to the prior period.
Average realized oil prices increased 36%, primarily reflecting higher NYMEX WTI oil prices during the period. Average realized natural gas prices increased 1%, despite a 4% decrease in NYMEX natural gas prices, primarily reflecting an improvement in realized differentials, including the incremental price realized on volumes delivered to the REX Zone 3 market under our firm transportation commitment. Average realized NGL prices increased 82%, primarily reflecting changes in product composition and stronger commodity pricing.
Midstream and Other Revenue. Midstream and other revenue increased $1.1 million, or 76%, to $2.6 million for the three months ended September 30, 2026, compared with $1.5 million for the prior-year period. The increase primarily reflected gathering revenues earned from third-party and working interest owner volumes transported through the Company’s gathering systems and transportation optimization revenues derived from asset management arrangements, capacity utilization fees, spread-share arrangements and transportation reimbursements associated with the Company’s firm transportation capacity. The average utilization of our natural gas midstream system, calculated as average daily volumes transported through the Company’s gathering systems divided by such systems’ average daily throughput capacity, was 34.3% for the three months ended September 30, 2026.

Operating Expenses

	For the Three Months Ended September 30,		Change
	2026	2025	Amount	Percent
(in thousands)
Gathering, processing, and transportation	$32,578	$12,737	$19,841	156%
Lease operating	12,961	5,102	7,859	154%
Production and ad valorem taxes	2,101	799	1,302	163%
Midstream operations and maintenance expense	2,482	1,553	929	60%
Direct operating costs	50,122	20,191	29,931	148%

Depreciation, depletion and amortization	54,664	27,579	27,085	98%
General and administrative (including share-based compensation)	13,576	8,053	5,523	69%
Total operating expenses	$118,362	$55,823	$62,539	112%

($ per Mcfe)
Gathering, processing, and transportation	$0.82	$0.64	$0.18	28%
Lease operating	0.33	0.26	0.07	27%
Production and ad valorem taxes	0.05	0.04	0.01	25%
Midstream operations and maintenance expense	0.06	0.08	(0.02)	(26)%
Direct operating costs	1.26	1.02	0.24	23%

Depreciation, depletion and amortization	$1.38	$1.39	$(0.01)	(1)%
General and administrative (including share-based compensation)	0.34	0.40	(0.06)	(16)%
Total operating expenses	$2.98	$2.81	$0.18	6%
Gathering, Processing and Transportation Expense. Gathering, processing and transportation (“GP&T”) expense increased $19.8 million to $32.6 million for the three months ended September 30, 2026, primarily due to higher production volumes, including volumes from the Antero Acquisition, increased gathering and processing rates under certain agreements, greater volumes transported through third-party midstream systems and $5.9 million of firm transportation expense associated with commitments assumed in connection with the Antero Acquisition. On a per-unit basis, GP&T expense increased to $0.82 per Mcfe from $0.64 per Mcfe in the prior-year period, including approximately $0.15 per Mcfe of firm transportation expense. Excluding firm transportation expense, GP&T expense was $0.67 per Mcfe, compared to $0.64 per Mcfe in the prior-year period, with the modest increase primarily attributable to increased gathering and processing rates and greater volumes transported through third-party midstream systems, partially offset by lower per-unit costs on volumes transported through Company-owned midstream assets.
Lease Operating Expenses. Lease operating expenses (“LOE”) for the three months ended September 30, 2026 increased $7.9 million compared to the prior-year period, driven primarily by higher production volumes, an increased well count from development activity and the contribution of wells acquired in the Antero Acquisition. On a per-unit basis, LOE increased to $0.33 per Mcfe from $0.26 per Mcfe, primarily due to higher produced water disposal and compressor maintenance costs.
Production and Ad Valorem Taxes. Production and ad valorem taxes for the three months ended September 30, 2026, increased $1.3 million compared to the prior period, due to an increase in production. Production taxes in Ohio are based on our production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of our proved developed oil and gas properties and vary across the different counties in which we operate. Production taxes in Pennsylvania are assessed on producing wells by imposing an impact fee determined based on the market price for natural gas, which commences on the date the well is initially spud and continues for a period of 15 years.

Midstream Operations and Maintenance Expense. Midstream operations and maintenance expense increased $0.9 million to $2.5 million for the three months ended September 30, 2026, primarily reflecting the addition of acquired midstream assets in connection with the Antero Acquisition and higher throughput volumes during the period. On a per‑unit basis, midstream operating expenses declined slightly from the prior‑year period, as increased operating activity and integration‑related costs were largely offset by higher volumes and improved utilization of the acquired midstream assets.
Depreciation, Depletion and Amortization. For the three months ended September 30, 2026, depreciation, depletion and amortization (“DD&A”) expense was $54.7 million, an increase of $27.1 million over the prior period. The primary factors contributing to higher DD&A expense during the period were the increase in our overall production volumes between periods and the addition of the assets acquired in the Antero Acquisition resulting in an average DD&A rate of $1.38 per Mcfe.

General and Administrative Expenses. General and administrative (“G&A”) expenses for the three months ended September 30, 2026 were $13.6 million compared to $8.1 million for the prior period. The increase was primarily due to increased headcount, certain severance and other personnel-related costs, and one-time costs associated with the integration of the Antero Acquisition.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying each of our hedge contracts outstanding; and (ii) monthly cash settlements on any closed out hedge positions during the period.
The following table presents gains and losses on our derivative instruments for the periods indicated:

	Three Months Ended September 30,
	2026	2025
(in thousands)
Realized cash settlement gains (losses)	$(1,199)	$6,375
Non-cash mark-to-market derivative gain (losses)	(63,211)	8,876
Total	$(64,410)	$15,251
For the Nine Months Ended September 30, 2026, Compared to the Nine Months Ended September 30, 2025
Summary Results of Operations
Total revenues for the nine months ended September 30, 2026 increased $284.1 million, or 119%, compared to the nine months ended September 30, 2025, primarily driven by higher production volumes resulting from development activity and contribution of assets acquired in the Antero Acquisition, as well as higher realized oil, natural gas and NGL prices. Net production increased 88% period over period, reflecting production from assets acquired in the Antero Acquisition and production from wells placed on production throughout 2025 and early 2026. Excluding production from the Antero Acquisition, net production increased 65%, with oil volumes up 59%, natural gas volumes up 69% and NGL volumes up 27% compared to the prior period.
Total operating expenses for the nine months ended September 30, 2026 increased $26.7 million, or 9%, compared with the prior-year period. The increase primarily reflected higher production volumes, $16.9 million of Antero Acquisition transaction and integration costs, the contribution of assets acquired in the Antero Acquisition and increased development and operating activity. These increases were partially offset by lower general and administrative expenses due to the absence of $126.1 million of non-recurring, non-cash stock-based compensation expense recognized in connection with the Company’s IPO in the prior-year period.
On a per‑unit basis, direct operating expenses for the nine months ended September 30, 2026 increased modestly to $1.28 from $1.23 per Mcfe in the prior-year period, primarily reflecting firm transportation expense assumed in connection with the Antero Acquisition, partially offset by lower per-unit costs across certain other operating expense categories.

The following table provides the components of our net revenues and net production for the periods indicated, as well as each period’s average prices (before and after the effects of derivatives) and average daily production volumes:

	For the Nine Months Ended September 30,		Increase / (Decrease)
	2026	2025	$	%
Net revenues (in thousands):
Oil sales	$253,656	$119,624	$134,032	112%
Natural gas sales	$177,507	$80,625	$96,882	120%
NGL sales	$84,941	$34,660	$50,281	145%
Oil, natural gas, and NGL sales	$516,104	$234,909	$281,195	120%
Midstream and other revenue	$7,370	$4,458	$2,912	65%
Total revenues	$523,474	$239,367	$284,107	119%

Average sales prices:
Oil price (per Bbl)	$77.24	$59.22	$18.02	30%
Effects of derivative settlements on average price (per Bbl)	($12.61)	$4.46	($17.07)	(383)%
Oil price including the effects of derivatives (per Bbl)	$64.63	$63.68	$0.95	1%

Wtd. Average NYMEX WTI price for oil (per Bbl)(2)	$84.74	$67.50	$17.24	26%
Oil differential to NYMEX	($7.50)	($8.28)	$0.78	9%

Natural gas price (per Mcf)	$2.81	$2.63	$0.18	7%
Effects of derivative settlements on average price (per Mcf)	$0.31	$—	$0.31	100%
Natural gas price including the effects of derivatives (per Mcf)	$3.12	$2.63	$0.49	18%

Wtd. Average NYMEX Henry Hub price for natural gas (per MMBtu)(2)	$3.46	$3.33	$0.13	4%
Natural gas differential to NYMEX	($0.67)	($0.70)	$0.03	5%

NGL price excluding gathering, processing and transportation (per Bbl)	$33.08	$21.84	$11.24	51%
Effects of derivative settlements on average price (per Bbl)	($1.43)	($0.97)	($0.46)	(47%)
NGL price including the effects of derivatives (per Bbl)	$31.65	$20.87	$10.78	52%

Net production
Oil (MBbls)	3,284	2,020	1,264	63%
Natural gas (MMcf)	63,257	30,660	32,597	106%
NGL (MBbls)	2,568	1,587	981	62%
Net production (MMcfe)(1)	98,369	52,302	46,067	88%

Average daily net production
Oil (Bbls/d)	12,029	7,399	4,630	63%
Natural gas (Mcf/d)	231,710	112,309	119,401	106%
NGLs (Bbls/d)	9,406	5,814	3,592	62%
Average daily net production (Mcfe/d)(1)	360,326	191,582	168,744	88%
_____________
(1)Calculated by converting oil, condensate and NGLs to natural gas equivalent at a ratio of one barrel of oil or NGL to six Mcf.
(2)Based on data from Netherland, Sewell and Associates Inc. available at https://netherlandsewell.com/resources/pricing-data/ and EIA commodity pricing. Production-weighted-average NYMEX benchmark prices are calculated using monthly benchmark prices weighted by the Company’s monthly production volumes during the applicable period.

Revenues
Oil, Natural Gas and NGL Sales. Total oil, natural gas and NGL revenues for the nine months ended September 30, 2026 increased $281.2 million, or 120%, compared to the nine months ended September 30, 2025. The increase was primarily driven by higher production volumes and higher realized prices, partially offset by the effects of derivative settlements.
Net production volumes increased 88% period over period, reflecting increased development activity and production from the 241 producing wells acquired in the Antero Acquisition. Oil production increased 63%, natural gas production increased 106%, and NGL production increased 62%, driven by wells placed on production across the Company’s oil‑weighted assets in the Ohio Utica Shale and natural gas‑weighted assets in the Marcellus Shale in Pennsylvania during the second quarter of 2025 through the first three quarters of 2026, as well as the contribution of assets acquired in the Antero Acquisition.
Average realized natural gas prices increased 7% compared to the prior‑year period, primarily due to higher NYMEX Henry Hub pricing and a modest improvement in realized differentials, including the incremental price realized on volumes delivered to the REX Zone 3 market. The benefit associated with the REX transportation capacity increased during the third quarter of 2026 as utilization increased and price differentials became more favorable. Average realized oil prices increased 30%, reflecting higher NYMEX WTI prices, partially offset by derivative settlements. Average realized NGL prices increased 51% due to changes in product mix and pricing dynamics. The combined impact of increased production volumes and higher realized commodity prices resulted in the significant increase in revenues compared to the prior‑year period.
Midstream and Other Revenue. Midstream and other revenue was approximately $7.4 million and $4.5 million for the nine months ended September 30, 2026 and 2025, respectively. Such revenues primarily consist of gathering revenues earned from third-party and working interest owner volumes transported through the Company’s gathering systems, as well as transportation optimization revenues derived from asset management arrangements, capacity utilization fees, spread-share arrangements and transportation reimbursements associated with the Company’s firm transportation capacity. The average utilization of our natural gas midstream system, calculated as average daily volumes transported through the Company’s gathering systems divided by such systems’ average daily throughput capacity, was 32.2% for the nine months ended September 30, 2026.

Operating Expenses

	For the Nine Months Ended September 30,		Change
	2026	2025	Amount	Percent
(in thousands)
Gathering, processing, and transportation	$81,702	$39,322	$42,380	108%
Lease operating	31,905	16,463	15,442	94%
Production and ad valorem taxes	6,352	4,502	1,850	41%
Midstream operations and maintenance expense	6,319	3,920	2,399	61%
Direct operating costs	126,278	64,207	62,071	97%

Depreciation, depletion and amortization	134,738	72,489	62,249	86%
Total general and administrative (including share-based compensation)	47,399	145,068	(97,669)	(67)%
Total operating expenses	$308,415	$281,764	26,651	9%

($ per Mcfe)
Gathering, processing, and transportation	$0.83	$0.75	$0.08	10%
Lease operating	0.32	0.31	0.01	2%
Production and ad valorem taxes	0.06	0.09	(0.03)	(34)%
Midstream operations and maintenance expense	0.06	0.07	(0.01)	(16)%
Direct operating costs	1.28	1.23	0.05	4%

Depreciation, depletion and amortization	1.37	1.36	0.01	1%
Total general and administrative (including share-based compensation)	0.48	2.77	(2.29)	(83)%
Total operating expenses	3.13	5.36	(2.23)	(42)%
Gathering, Processing, and Transportation Expense. GP&T expense increased $42.4 million to $81.7 million for the nine months ended September 30, 2026, primarily due to higher production volumes, the contribution of acquired upstream assets from the Antero Acquisition and $14.8 million of firm transportation expense associated with commitments assumed in connection with the Antero Acquisition. On a per-unit basis, GP&T expense increased to $0.83 per Mcfe from $0.75 per Mcfe in the prior-year period, including approximately $0.15 per Mcfe of firm transportation expense. Excluding firm transportation expense, GP&T expense was $0.68 per Mcfe, down from $0.75 per Mcfe in the prior-year period, primarily due to increased production volumes and greater utilization of Company-owned midstream assets.
Lease Operating Expenses. LOE increased $15.4 million to $31.9 million for the nine months ended September 30, 2026, driven primarily by higher production volumes, an increased well count from development activity and the contribution of wells acquired in the Antero Acquisition. On a per‑unit basis, LOE increased slightly to $0.32 per Mcfe from $0.31 per Mcfe in the prior‑year period, primarily reflecting higher produced water disposal and compressor maintenance costs.
Production and Ad Valorem Taxes. Production and ad valorem taxes increased $1.9 million to $6.4 million for the nine months ended September 30, 2026, primarily due to higher production volumes and the addition of acquired properties.

Midstream Operations and Maintenance Expense. Midstream operations and maintenance expense increased $2.4 million to $6.3 million for the nine months ended September 30, 2026, primarily reflecting the addition of acquired midstream assets in connection with the Antero Acquisition and higher throughput volumes during the period.

Depreciation, Depletion and Amortization. DD&A expense increased $62.2 million to $134.7 million for the nine months ended September 30, 2026, primarily due to higher production volumes and the contribution of acquired assets from the Antero Acquisition. On a per-unit basis, DD&A was relatively consistent at $1.37 per Mcfe compared with $1.36 per Mcfe in the prior-year period, as the effect of the acquired and development cost base was substantially offset by higher production volumes.

General and Administrative Expenses. G&A expense decreased $97.7 million to $47.4 million for the nine months ended September 30, 2026, compared to the prior‑year period. The decrease was primarily attributable to the absence of $126.1 million of non‑recurring, non‑cash stock‑based compensation expense related to the Company’s IPO recognized in the prior‑year period, partially offset by transaction costs associated with the Antero Acquisition of $16.9 million, integration costs associated with the Antero Acquisition, increased headcount, certain severance and other personnel-related costs.
Net Gain (Loss) on Derivative Instruments. The following table presents gains and losses on our derivative instruments for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
(in thousands)
Realized cash settlement gains (losses)	$(25,618)	$5,567
Non-cash mark-to-market derivative gain (losses)	(46,384)	24,586
Total	$(72,002)	$30,153
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
We continually evaluate our capital needs and compare them to our capital resources. Our total capital expenditures incurred for the three and nine months ended September 30, 2026 were $126.2 million and $386.1 million, respectively. For the three months ended September 30, 2026, we incurred $105.9 million in development activities, including drilling and completion and midstream, and $20.3 million related to land activities. During the nine months ended September 30, 2026, we incurred $346.5 million in development activities and $39.6 million related to land activities. We funded our capital expenditures for the three and nine months ended September 30, 2026 from cash flows from operations and cash provided by financing activities (including the proceeds from the issuance of the Notes and the Series A Preferred Stock), which we expect to continue for the remainder of 2026. Our ability to utilize cash flows from operations to fund our development program is driven by our oil and gas production, current commodity prices and our commodity hedge positions in place.
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

On February 23, 2026, we closed the Antero Acquisition for consideration of approximately $681.7 million net to Infinity. We funded the transaction with cash on hand, the proceeds of the Preferred Stock Transaction and borrowings under our Credit Facility, the borrowing base and aggregate elected commitment amount of which increased from $375.0 million to $875.0 million in connection with closing.
In connection with the closing of the Antero Acquisition, we also completed the Preferred Stock Transaction, which generated gross proceeds of $350 million and net proceeds of $334.0 million after deducting placement agent fees and offering expenses. The Series A Preferred Stock provides long-term capital with no stated maturity and accrues cumulative dividends in accordance with its terms. The Company elected a PIK dividend for the quarter ended March 31, 2026, which increased the liquidation preference of the Series A Preferred Stock. The dividends for the quarters ended June 30 and September 30, 2026 totaled approximately $14.1 million, all of which was paid in cash during the nine months ended September 30, 2026. We believe the Preferred Stock Transaction enhances our overall liquidity and financial flexibility while supporting the execution of our development and acquisition strategy.
Our liquidity requirements also include operating expenses, which have been impacted by elevated levels of inflation. High oil prices have historically led to more development activity in oil-focused shale basins and resulted in service cost inflation across all U.S. shale basins, including our areas of operation. Ongoing inflationary pressures may result in increases to the costs of our oilfield goods, services and personnel, including higher diesel fuel prices, which would, in turn, cause our capital expenditures and operating costs to rise. We closely monitor costs and are cost conscious in managing our operations. We may solicit bids from multiple vendors or contractors or source materials from multiple suppliers to take advantage of cost competition, and we may buy surplus materials if we can acquire them on attractive terms. Where we anticipate elevated costs may be more sustained, such as in the cost of services, we may enter into contracts with certain service providers to lock in rates. We are also strategic in the duration of our contracts to provide flexibility to take advantage of cost declines when they occur.
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
The following summarizes our cash flow activity for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
(in thousands)
Net cash provided by operating activities	$333,474	$186,700
Net cash used in investing activities	(1,000,975)	(279,297)
Net cash provided by financing activities	690,828	94,966
Net increase in cash and cash equivalents	$23,327	$2,369

Analysis of Cash Flow Changes Between the Nine Months Ended September 30, 2026 and 2025
Operating Activities
For the nine months ended September 30, 2026, we generated $333.5 million of cash from operating activities, an increase of $146.8 million from the prior period. Cash provided by operating activities increased compared to the prior-year period primarily due to increased revenue generated from our development activities, more favorable pricing conditions, and benefits associated with the Antero Acquisition. Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and on fluctuations in our operating costs between periods.
Investing Activities
For the nine months ended September 30, 2026, we spent $355.5 million on capital expenditures in connection with our development activities. We also spent $25.0 million on other property and equipment largely related to midstream activities. In connection with the Antero Acquisition, we spent $620.5 million on certain upstream oil and gas properties and related midstream assets.

For the nine months ended September 30, 2025, we spent $269.1 million on capital expenditures in connection with our drilling and completion activities. We also spent $10.2 million on other property and equipment largely related to midstream activities.
Financing Activities
For the nine months ended September 30, 2026, the change in financing activity was primarily related to proceeds received from the issuance of the Notes and Series A Preferred Stock of $550.0 million and $350.0 million, respectively. We incurred issuance-related costs of $25.3 million. We made borrowings under the Credit Facility of $462.5 million during the period. We used funds from the financing activities, along with cash from operating activities to pay down borrowings under the Credit Facility of $613.4 million since the beginning of the year.

For the nine months ended September 30, 2025, the change in financing activity was primarily related to the IPO which generated net proceeds of $286.5 million. We used funds from the IPO, along with cash from operating activities to pay down borrowings under the Credit Facility of $327.0 million during the period. We also made borrowings under the Credit Facility of $143.0 million during the period. We also paid approximately $6.8 million of other costs associated with the IPO.
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
A costless collar contains a fixed floor price (purchased put) and a fixed ceiling price (sold call) and generally requires no premium payment at inception. When the settlement price is below the floor price, the counterparty pays us an amount equal to the difference between the floor price and the settlement price multiplied by the hedged contract volume. When the settlement price is above the ceiling price, we pay our counterparty an amount equal to the difference between the settlement price and the ceiling price multiplied by the hedged contract volume. When the settlement price is between the floor price and the ceiling price, no payment is made by either party.
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

A basis swap is used to manage exposure to the difference between the NYMEX natural gas price and the market price at a specified delivery point. Under these contracts, we receive a fixed price differential and pay a floating market price differential, calculated as the difference between NYMEX and the natural gas price at the applicable delivery point, multiplied by the hedged contract volume.
A put option has an established strike price, which establishes a floor price for the hedged commodity. The buyer of the put option pays the seller a premium to enter into the put option. When the settlement price is below the strike price, the seller pays the buyer an amount equal to the difference between the settlement price and the strike price multiplied by the hedged contract volume. When the settlement price is above the floor price, the put option expires worthless.
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
See Note 8 – Derivatives and Risk Management to this Quarterly Report for more information on our derivative activities.
Changes in the fair value of derivative contracts from December 31, 2025 to September 30, 2026, are presented below:

(in thousands)	Commodity Derivative Liability
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2025	$23,256
Commodity hedge contract settlement payments, net of any receipts	25,618
Cash and non-cash mark-to-market losses on commodity hedge contracts (1)	(72,002)
Net fair value of oil and gas derivative contracts outstanding as of September 30, 2026	$(23,128)
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
Interest expense related to the Notes was approximately $10.4 million and $22.3 million for the three and nine months ended September 30, 2026.
Credit Facility

On September 25, 2024, INR Holdings entered into the Credit Facility. The Credit Facility has a total facility size of $1.5 billion, subject to lender commitments and borrowing base limitations. On February 23, 2026, in connection with the closing of the Antero Acquisition, we amended our Credit Facility to, among other things, increase the aggregate elected commitment amount from $375.0 million to $875.0 million and increase the borrowing base from $375.0 million to $875.0 million. As of September 30, 2026, our elected commitments and borrowing base were $875.0 million. There were no borrowings outstanding under the Credit Facility and no letters of credit issued, resulting in approximately $875.0 million of available borrowing capacity.
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
For the three months ended September 30, 2026 and 2025, total interest expense on the Credit Facility was $0.9 million and $1.8 million, respectively. For the nine months ended September 30, 2026 and 2025, total interest expense on the Credit Facility was $6.2 million and $5.3 million, respectively. We capitalized interest expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2026, respectively, and did not capitalize any interest expense for the three and nine months ended September 30, 2025. For the nine months ended September 30, 2026 and 2025, the Company’s weighted-average interest rate was 6.8% and 4.2%, respectively.
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
Based on our production for the three months ended September 30, 2025, our oil, natural gas and NGL sales for the three months ended September 30, 2025 would have moved up or down $4.1 million for each 10% change in oil prices per Bbl, $2.7 million for each 10% change in gas prices per Mcf, and $1.0 million for each 10% change in NGL prices per Bbl. Based on our production for the three months ended September 30, 2026, our oil, natural gas and NGL sales for the three months ended September 30, 2026 would have moved up or down $10.0 million for each 10% change in oil prices per Bbl, $5.7 million for each 10% change in gas prices per Mcf, and $3.8 million for each 10% change in NGL prices per Bbl.
Based on our production for the nine months ended September 30, 2025, our oil, natural gas and NGL sales for the nine months ended September 30, 2025 would have moved up or down $12.0 million for each 10% change in oil prices per Bbl, $8.1 million for each 10% change in gas prices per Mcf, and $3.5 million for each 10% change in NGL prices per Bbl. Based on our production for the nine months ended September 30, 2026, our oil, natural gas and NGL sales for the nine months ended September 30, 2026 would have moved up or down $25.4 million for each 10% change in oil prices per Bbl, $17.8 million for each 10% change in gas prices per Mcf, and $8.5 million for each 10% change in NGL prices per Bbl.
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
We sell our production to a relatively small number of customers, as is customary in our business. We extend and monitor credit based on an evaluation of their financial conditions and publicly available credit ratings. The future availability of a ready market for oil, natural gas and NGLs depends on numerous factors outside of our control, none of which can be predicted with certainty. For the three and nine months ended September 30, 2026, we had three customers that exceeded 10% of total revenues. We do not believe the loss of any single purchaser would materially impact our operating results as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.
Interest Rate Risk
As of September 30, 2026, our reserves supported a $875.0 million credit facility of which zero borrowings were outstanding with no letters of credit, leaving $875.0 million of unused capacity. Our largest exposure with respect to variable-rate debt comes from changes in the relevant benchmark rate underlying such debt financings, principally the SOFR. We currently do not have an interest rate hedge program to hedge our exposure to floating interest rates on our variable-rate debt obligations. If annual interest rates increase 50 basis points based on variable-rate debt outstanding as of September 30, 2025 and 2026, annual interest expense on variable-rate debt would increase by approximately $0.4 million and $0.0 million, respectively.
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
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the period ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
None.
Issuer Purchases of Equity Securities
We did not repurchase any equity securities registered under Section 12 of the Exchange Act during the third quarter of 2026.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Disclosure in lieu of reporting on a Current Report on Form 8-K
None.
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the quarter ended September 30, 2026, none of our officers or directors adopted or terminated any such trading arrangements.
Stockholder Proposals; Change in Annual Meeting Date
On November 5, 2026, our board of directors established May 5, 2027 as the date of the Company’s 2027 annual meeting of stockholders (“2027 Annual Meeting”). Because the date of the 2027 Annual Meeting is more than 30 calendar days before the first anniversary of our 2026 annual meeting of stockholders (“2026 Annual Meeting”), which was held on June 9, 2026, we are informing stockholders of the following updated deadlines in accordance with Rule 14a-5(f) under the Exchange Act. In addition to satisfying the requirements of the advance notice provisions of our amended and restated bylaws (“bylaws”) and the applicable proxy rules under the Exchange Act, all proposals must comply with Delaware law. The deadlines below supersede those previously disclosed in our proxy statement for the 2026 Annual Meeting.

If you wish to submit a stockholder proposal pursuant to Rule 14a-8 under the Exchange Act for inclusion in our proxy statement and proxy card for our 2027 Annual Meeting, you must submit the proposal to our General Counsel and Secretary at our principal executive office no later than December 25, 2026, which we have determined to be a reasonable time before we begin to print and send our proxy materials for the 2027 Annual Meeting. All such proposals must also comply with the advance notice and other provisions set forth in Rule 14a-8 under the Exchange Act.
In addition, if you desire to bring business or nominate an individual for election or re-election as a director outside of Rule 14a-8 under the Exchange Act before our 2027 Annual Meeting, you must comply with our bylaws, which, because the date of the 2027 Annual Meeting has been advanced by more than 30 days from the anniversary of the 2026 Annual Meeting, currently require that you provide written notice of such business to our General Counsel and Secretary no earlier than the opening of business on January 5, 2027, and no later than the close of business on February 4, 2027, and otherwise comply with the advance notice and other provisions set forth in our bylaws, which currently includes, among other things, the submission of specified information. For additional requirements, stockholders should refer to Article II, Section 2.03 of our bylaws, which are incorporated by reference as Exhibit 3.2 to this Quarterly Report.
In addition to satisfying the foregoing requirements under our bylaws, to comply with the universal proxy rules, stockholders who intend to solicit proxies in support of director nominees other than the Company’s nominees must provide notice to our General Counsel and Secretary that sets forth the information required by Rule 14a-19 under the Exchange Act no later than March 6, 2027.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Infinity Natural Resources, Inc.	8-K	3.1	February 3, 2025

3.2	Amended and Restated Bylaws of Infinity Natural Resources, Inc.	8-K	3.2	February 3, 2025

3.3	Certificate of Designation of Series A Convertible Preferred Stock of Infinity Natural Resources, Inc., as filed with the Secretary of State of the State of Delaware on February 23, 2026.	8-K	3.1	February 23, 2026

10.1	Transition, Severance and Release Agreement, dated August 9, 2026, by and between the Company and David Sproule.	8-K	10.1	August 10, 2026

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101*
The following financial information from this Quarterly Report on Form 10-Q of Infinity Natural Resources, Inc. for the quarter ended September 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Redeemable Non-controlling Interest and Stockholders’ (Deficit) Equity / Members’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_____________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY NATURAL RESOURCES, INC.

Date: November 9, 2026	By:	/s/ Zack Arnold
Zack Arnold
President, Chief Executive Officer and Director

	By:	/s/ Cary Baetz
Cary Baetz
Executive Vice President and Chief Financial Officer